Form 10QSB
period 2004-09-30
Georgetown Bancorp, Inc.
filed 2004-12-23
CIK 1302709

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

           X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         -----
                       THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2004

                                       OR

         -----  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

                       Commission File Number: 333-119007

                            GEORGETOWN BANCORP, INC.
        (Exact name of small business issuer as specified in its charter)

            Federal                                           Being applied for
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

2 East Main Street, Georgetown, MA                                  01833
(Address of principal executive office)                           (Zip Code)

                                 (978) 352-8600
              (Registrant's telephone number, including area code)


Indicate by check whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes      No  X*
                      ---     ---

Indicate by check whether the registrant is an accelerated  filer (as defined in
Rule 12b-2 of the Exchange Act). Yes       No  X*
                                     ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $0.10 par value, no shares outstanding as of December 22, 2004.*

       Transitional Small Business Disclosure Format:  YES      NO  X
                                                           ---     ---

___________
* The registrant's Registration Statement on Form SB-2 was declared effective on November 12, 2004.

                                   Form 10-QSB

                            GEORGETOWN BANCORP, INC.
                                Table of Contents

Part I.  Financial Information                                              Page
         ---------------------

Item 1:  Financial Statements (Unaudited)

         Georgetown Bancorp, Inc. (the "Company") was formed to serve as the stock holding company for Georgetown Savings Bank (the "Bank") as part of the Bank's reorganization into a mutual holding company structure. As of the date hereof, the Bank has not completed its reorganization and, accordingly, the Company has not yet issued any stock, has no assets or liabilities, and has not conducted any business other than that of an organizational nature. For a further discussion of the Company's formation and operations, see the Company's Registration Statement on Form SB-2, as amended, initially filed on September 15, 2004 and declared effective on November 12, 2004 (File Number 333-119007). Based upon the foregoing, the Unaudited Interim Financial Statements filed as a part of this quarterly report are those of the Bank as follows:

         Statements of Financial Condition as of September 30,
           2004 and June 30, 2004                                              1
         Statements of Income for the Three Months Ended
           September 30, 2004 and 2003                                         2
         Statements of Changes in Retained Earnings for the
           Three Months Ended September 30, 2004 and 2003                      3
         Statements of Cash Flows for the Three Months
           Ended September 30, 2004 and 2003                                   4
         Selected Notes to Financial Statements                                6

Item 2:  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                 7

Item 3:  Controls and Procedures                                               9

Part II. Other Information
         -----------------

Item 1: Legal Proceedings                                                      9
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds            9
Item 3: Defaults upon Senior Securities                                        9
Item 4: Submission of Matters to a Vote of Security Holders                    9
Item 5: Other Information                                                      9
Item 6: Exhibits                                                               9

SIGNATURES                                                                    10

                            GEORGETOWN BANCORP, INC.

                        STATEMENTS OF FINANCIAL CONDITION
                        ---------------------------------

                                                    ASSETS


                                                                          At                 At
                                                                      September 30,       June 30,
                                                                          2004              2004
                                                                      ------------     ------------
                                                                       (Unaudited)

Cash and due from banks.....................................          $      2,647     $      2,233
Short-term investments......................................                   828            1,475
                                                                      ------------     ------------
     Total cash and cash equivalents........................                 3,475            3,708

Securities available for sale, at fair value................                11,417           10,299
Securities held to maturity, at amortized cost..............                14,081            3,682
Federal Home Loan Bank stock, at cost.......................                 2,305            1,549
Loans, net..................................................               104,614           98,357
Premises and equipment, net.................................                 5,006            5,077
Accrued interest receivable.................................                   496              411
Bank-owned life insurance...................................                 1,132            1,121
Other assets................................................                   927              654
                                                                      ------------     ------------

                                                                      $    143,453     $    124,858
                                                                      ============     ============

                                           LIABILITIES AND SURPLUS

Deposits....................................................          $     95,477     $     87,936
Securities sold under agreements to repurchase..............                   980              908
Short-term borrowings.......................................                17,450            6,340
Long-term Federal Home Loan Bank Advances...................                20,501           21,012
Mortgagors' escrow accounts.................................                   288              232
Accrued expenses and other liabilities......................                   463              361
                                                                      ------------     ------------
     Total liabilities......................................               135,159          116,789
                                                                      ------------     ------------


Surplus                                                                      8,298            8,171
Accumulated other comprehensive income (loss)...............                    (4)            (102)
                                                                      ------------     ------------
     Total surplus..........................................                 8,294            8,069
                                                                      ------------     ------------

                                                                      $    143,453     $    124,858
                                                                      ============     ============

                            GEORGETOWN BANCORP, INC.

                              STATEMENTS OF INCOME
                                   (Unaudited)




                                                                                 Three Months Ended
                                                                           September 30,    September 30,
                                                                               2004              2003
                                                                         --------------    --------------
Interest and dividend income:
   Interest and fees on loans.......................................     $        1,380    $        1,258
   Investment interest and dividends................................                247               134
   Short-term investments...........................................                  5                 9
                                                                         --------------    --------------
        Total interest and dividend income..........................              1,632             1,401
                                                                         --------------    --------------

Interest expense:
   Deposits.........................................................                326               316
   Federal Home Loan Bank advances..................................                274               217
   Securities sold under agreements to repurchase...................                  2                 2
                                                                         --------------    --------------
        Total interest expense......................................                602               535
                                                                         --------------    --------------

Net interest income.................................................              1,030               866
Provision for loan losses...........................................                 18                12
                                                                         --------------    --------------
        Net interest income, after provision for loan losses........              1,012               854
                                                                         --------------    --------------

Non-interest income:
   Customer service fees............................................                 81                93
   Loan fees........................................................                  6                11
   Loss on sale of securities.......................................                 (2)               --
   Income from bank-owned life insurance............................                 11                12
   Other............................................................                  2                --
                                                                         --------------    --------------
        Total non-interest income...................................                 98               116
                                                                         --------------    --------------

Non-interest expenses:
   Salaries and employee benefits...................................                492               424
   Occupancy and equipment expenses.................................                152               138
   Data processing expenses.........................................                 70                73
   Professional fees................................................                 41                40
   Advertising expense..............................................                 31                24
   Other general and administrative expenses........................                130               122
                                                                         --------------    --------------
        Total non-interest expenses.................................                916               821
                                                                         --------------    --------------

Income before income taxes..........................................                194               149

Income tax expense..................................................                 67                49
                                                                         --------------    --------------

Net income..........................................................     $          127    $          100
                                                                         ==============    ==============


                            GEORGETOWN BANCORP, INC.

                   STATEMENTS OF CHANGES IN RETAINED EARNINGS
                   ------------------------------------------
                                   (Unaudited)


                                                                              Accumulated
                                                                                 Other
                                                                             Comprehensive
                                                            Surplus          Income (Loss)          Total
                                                       ---------------     ---------------    ---------------

Balance at June 30, 2003..........................     $         7,915     $            27    $         7,942
                                                                                              ---------------

Comprehensive income:
    Net income....................................                 100                  --                100
    Change in unrealized gain/loss on securities
      available for sale, net of tax effects......                  --                 (21)               (21)
                                                                                              ---------------
         Total comprehensive income...............                                                         79
                                                       ---------------     ---------------    ---------------

Balance at September 30, 2003.....................     $         8,015     $             6    $         8,021
                                                       ===============     ===============    ===============

Balance at June 30, 2004..........................     $         8,171     $          (102)   $         8,069
                                                                                              ---------------

Comprehensive income:
    Net income....................................                 127                  --                127
    Change in unrealized gain/loss on securities
      available for sale, net of tax effects......                  --                  98                 98
                                                                                              ---------------
         Total comprehensive income...............                                                        225
                                                       ---------------     ---------------    ---------------

Balance at September 30, 2004.....................     $         8,298     $            (4)   $         8,294
                                                       ===============     ===============    ===============


                            GEORGETOWN BANCORP, INC.

                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                   (Unaudited)


                                                                                    Three Months Ended
                                                                             September 30,      September 30,
                                                                                 2004               2003
                                                                           ---------------    ---------------

Cash flows from operating activities:
   Net income..........................................................    $          127     $          100
   Adjustments to reconcile net income to net cash provided by operating activities:
       Provision for loan losses.......................................                18                 12
       Loss on impairment of securities................................                 2                 --
       Amortization of securities, net.................................                 3                 12
       Amortization of deferred loan costs.............................                (5)               (19)
       Depreciation and amortization expense...........................                92                 85
       Increase in accrued interest receivable.........................               (85)               (36)
       Increase in bank-owned life insurance...........................               (11)               (13)
       Other, net......................................................              (225)                82
                                                                           --------------     --------------
          Net cash provided by operating activities....................               (84)               223
                                                                           --------------     --------------

Cash flows from investing activities: Activity in available-for-sale securities:
       Maturities, prepayments and calls...............................               327              1,273
       Purchases.......................................................            (1,497)            (5,973)
       Proceeds on sales of securities.................................               197                 --
   Activity in held-to-maturity securities:
       Maturities, prepayments and calls...............................               520              1,085
       Purchases.......................................................           (10,917)              (515)
   Purchase of Federal Home Loan Bank stock............................              (756)                --
   Loan originations, net of amortization and payoffs..................            (6,270)            (3,424)
   Purchase of premises and equipment..................................               (21)              (210)
                                                                           --------------     --------------
          Net cash used by investing activities........................           (18,417)            (7,764)
                                                                           --------------     --------------

                            GEORGETOWN BANCORP, INC.

                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                   (Unaudited)
                                   (continued)


                                                                                            Three Months Ended
                                                                                      September 30,     September 30,
                                                                                          2004               2003
                                                                                    -------------      -------------

Cash flows from financing activities:
   Net increase in deposits.....................................................            7,541              3,916
   Net increase (decrease) in securities sold under agreements to repurchase....               72                 (2)
   Proceeds of Federal Home Loan Bank advances with maturities
     greater than three months..................................................               --                500
   Repayments of Federal Home Loan Bank advances with
     maturities greater than three months.......................................             (511)            (1,514)
   Net change in Federal Home Loan Bank advances with maturities
     of three months or less....................................................           11,110               (700)
   Net change in mortgagors' escrow accounts....................................               56                 13
                                                                                    -------------      -------------
       Net cash provided by financing activities................................           18,268              2,213
                                                                                    -------------      -------------

Net change in cash and cash equivalents.........................................             (233)            (5,328)

Cash and cash equivalents at beginning of period................................            3,708              7,826
                                                                                    -------------      -------------

Cash and cash equivalents at end of period......................................    $       3,475      $       2,498
                                                                                    =============      =============

Supplementary information:
   Interest paid on deposit accounts............................................    $         326      $         316
   Interest paid on Federal Home Loan Bank advances.............................              274                217
   Interest paid on securities sold under agreement to repurchase...............                2                  2
   Income taxes paid............................................................               --                  3


                            GEORGETOWN BANCORP, INC.

                     SELECTED NOTES TO FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

     The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-QSB and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the entire fiscal year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Bank's 2004 Consolidated Financial Statements included in the Company's Registration Statement on Form S-B2, as amended.


2.   NET INCOME PER COMMON SHARE

     Basic and diluted net income per common share is not calculated since the Bank is in process of reorganizing into stock form for the period ended September 30, 2004.

3.   MUTUAL HOLDING COMPANY REORGANIZATION AND MINORITY STOCK ISSUANCE

     On June 15, 2004, the Board of Trustees of the Bank unanimously adopted the Plan of Reorganization from a Mutual Savings Bank to Mutual Holding Company and Stock Issuance (the "Plan"). Pursuant to the Plan, the Bank will: (i) convert to a stock savings Bank as the successor to the Bank in its current mutual form; (ii) organize the Company as a federally-chartered corporation that will own 100% of the common stock of the Bank (in stock form); and
     (iii) organize Georgetown Bancorp, MHC as a federally-chartered mutual holding company that will own at least 51% of the Common Stock of the Company so long as the mutual holding company remains in existence. The Bank, organized in stock form, will succeed to the business and operations of the Bank in its mutual form and the Company will sell a minority interest in its Common Stock in a public stock offering.

     Following the completion of the reorganization, all depositors who had liquidation and other rights with respect to the Bank as of the effective date of the reorganization will continue to have such rights solely with respect to the mutual holding company so long as they continue to hold deposit accounts with the Bank. In addition, all persons who become depositors of the Bank subsequent to the reorganization will have such liquidation and other rights with respect to the mutual holding company.

     The Company plans to offer to the public shares of common stock representing a minority ownership of the estimated pro forma market value of the Bank as determined by an independent appraisal. The mutual holding company will maintain the majority ownership of the Company. Costs incurred in connection with the reorganization and offering will be recorded as a reduction in the proceeds of the offering. If the transaction is not consummated, all costs incurred in the transaction will be expensed. At September 30, 2004, reorganization expenses of approximately $322,000 had been recorded in other assets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparison of Financial Condition at September 30, 2004 and June 30, 2004

     Our total assets increased by $18.6 million, or 14.9%, to $143.5 million at September 30, 2004, from $124.9 million at June 30, 2004. The increase in total assets resulted primarily from increases in loans receivable and investment securities held to maturity. The increase in loans receivable of $6.3 million, or 6.4%, to $104.6 million at September 30, 2004, reflected continued demand for one- to four-family mortgage loans in the continued low interest rate environment, as well as moderating refinancing activity. The increase in investment securities held to maturity of $10.4 million, or 282.4%, to $14.1 million at September 30, 2004, reflected the results of a leverage transaction undertaken during the period. This transaction was funded by three equal advances from the Federal Home Loan Bank of Boston aggregating $10.5 million at a rate of approximately 1.42%, and increased balances of certificates of deposit that resulted from a special rate (at 3.75%) that we offered on three-year certificates of deposit during the period.

     Total deposits increased by $7.6 million, or 8.6%, to $95.5 million at September 30, 2004, from $87.9 million at June 30, 2004. The increase in deposits resulted from a $4.3 million, or 12.4%, increase in certificate-of-deposit accounts and a $1.8 million, or 17.0%, increase in demand deposit accounts. Our advances from the Federal Home Loan Bank increased $10.6 million, or 38.8%, to $38.0 million at September 30, 2004 from $27.4 million at June 30, 2004, reflecting the increases used to fund loan growth and the leverage transaction.

     Retained earnings increased $225,000, or 2.8%, to $8.3 million at September 30, 2004, from $8.1 million at June 30, 2004, reflecting net income of $127,000, and a decrease in accumulated other comprehensive loss to $4,000 at September 30, 2004, from $102,000 at June 30, 2004, reflecting $98,000 in net unrealized gains on securities available for sale for the three months ended September 30, 2004.

Comparison of Operating Results for the Three Months Ended September 30, 2004 and 2003

     General. Net income increased $27,000, or 27.0%, to $127,000 for the three months ended September 30, 2004, from $100,000 for the three months ended September 30, 2003. The increase in net income reflected an increase in net interest income, which more than offset increased non-interest expense and decreased non-interest income.

     Interest Income. Interest income increased by $231,000, or 16.5%, to $1.6 million for the three months ended September 30, 2004, from $1.4 million for the three months ended September 30, 2003. The increase resulted from an increase of $122,000, or 9.7%, in interest income on loans receivable and an increase of $113,000, or 84.3%, in interest and dividend income on securities. The increase in interest income reflected the $22.3 million, or 20.8%, increase in the average balance of interest-earning assets to $129.3 million from $107.0 million. Partially offsetting the increase in interest income attributable to higher average balances of interest-earning assets was the 19 basis point decrease in the average yield on interest-earning assets to 5.05% for the three months ended September 30, 2004 from 5.24% for the three months ended September 30, 2003.

     Interest income on loans receivable increased $122,000, or 9.7%, to $1.4 million for the three months ended September 30, 2004, from $1.3 million for the three months ended September 30, 2003. The increase was due to the increase in the average balance of loans receivable of $13.5 million, or 15.1%, to $103.0 million for the three months ended September 30, 2004 from $89.4 million for the three months ended September 30, 2003, partially offset by the decrease in the average yield to 5.36% from 5.63%.

     Interest and dividend income on investment securities increased $113,000, or 84.3%, to $247,000 for the three months ended September 30, 2004 from $134,000 for the three months ended September 30, 2003. The increase was due in part to the increase in the average balance of investment securities of $10.4 million, or 72.9%, to $24.7 million for the three months ended September 30, 2004 from $14.3 million for the three months ended September 30, 2003. Also contributing to the increase in interest and dividend income on investments securities was the 23 basis point increase in the average yield on investment securities to 4.02% for the three months ended September 30, 2004, from 3.79% for the three months ended September 30, 2003.

     Interest Expense. Interest expense increased $67,000, or 12.5%, to $602,000 for the three months ended September 30, 2004, from $535,000 for the three months ended September 30, 2003. The increase in interest expense was due to the $20.3 million, or 20.8%, increase in the average balance of interest-bearing liabilities to $118.0 million for the three months ended September 30, 2004, from $97.7 million in the same period ended 2003, partially offset by a 15 basis point decrease in the average cost to 2.04% for the three months ended September 30, 2004, from 2.19% for the same period in 2003.

     Interest expense on Federal Home Loan Bank advances increased $57,000, or 26.3%, due to a $17.4 million increase in the average balance of advances during the three months ended September 30, 2004, to $38.2 million, from $20.8 million during the same period in 2003, partially offset by a 130 basis point decrease in the average cost of the advances to 2.87% for the three months ended September 30, 2004, from 4.17% for the same period in 2003. Additionally, interest expense on certificates of deposit increased $8,000, or 3.3%, to $253,000 for the three months ended September 30, 2004, from $245,000 for the same period in 2003. The increase was due to the $2.0 million increase in the average balance of the certificates of deposit for the three months ended September 30, 2004, to $35.2 million from $33.2 million for the same period in 2003, partially offset by a 7 basis point decrease in the average cost to 2.88% for the three months ended September 30, 2004, from 2.95% in the same period of 2003.

     Net Interest Income. Net interest income increased $164,000, or 18.9%, to $1.0 million during the three months ended September 30, 2004, from $900,000 for the same period in 2003. The increase in our net interest income was a result of the $2.0 million, or 21.1%, increase in our net interest-earning assets to $11.3 million for the three months ended September 30, 2004, from $9.3 million during the same period in 2003, partially offset by the decrease in our net interest margin to 3.19% during the three months ended September 30, 2004, from 3.24% for the same period ended 2003.

     Provision for Loan Losses. We made a provision of $18,000 for the three months ended September 30, 2004, as compared to a $12,000 provision for the three months ended September 30, 2003. The increase in the provision was primarily due to a 97 basis point increase in our non-performing loans to total loans at September 30, 2004, as compared to September 30, 2003. The allowance for loan losses was $894,000, or 0.85% of loans outstanding at September 30, 2004, as compared to $828,000, or 0.90% of loans outstanding at September 30, 2003.

     Non-interest Income. Non-interest income decreased by $18,000, or 15.5%, to $98,000 for the three months ended September 30, 2004, from $116,000 for the three month ended September 30, 2003. Customer service fees decreased $12,000 for the three months ended September 30, 2004, due to a reduction in fees collected relating to investment services and penalties on deposit accounts. Loan fees decreased $5,000 for the three months ended September 30, 2004, due to a decrease in pre-payment penalties and delinquency charges. Additionally, results for the three months ended September 30, 2004 included a $2,000 loss on the sale of a security, while the three months ended September 30, 2003, did not have such activity.

     Non-interest Expense. Non-interest expense increased $95,000, or 11.6%, to $916,000 for the three months ended September 30, 2004, from $821,000 for the three months ended September 30, 2003. Compensation and employee benefits increased $68,000, or 16.0%, reflecting annual salary increases and higher benefit costs. Occupancy expenses increased $14,000, or 10.4%, due to increased depreciation costs and maintenance costs associated with our new main office. Advertising expenses increased $6,000, or 26.3%, due to the use of new advertising mediums and promotions during the period. Our non-interest expense associated with data processing services was little changed for the three months ended September 30, 2004, as compared to the same period in 2003. Other general and administrative expenses increased $8,000, or 6.5%, to $130,000 for the three months ended September 30, 2004, from $122,000 from the three months ended September 30, 2003.

     Income Tax Expense. The provision for income taxes increased to $67,000 for the three months ended September 30, 2004, from $49,000 for the three months ended September 30, 2003, due primarily to the increased level of income before taxes of $194,000 for the three months ended September 30, 2004, compared to $149,000 for the same period in 2003. The effective tax rates for the three months ended September 30, 2004 and 2003 were 34.7% and 33.0%, respectively.

Item 3.       Controls and Procedures

     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. There has been no change in the Company's internal control over financial reporting during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


PART II. OTHER INFORMATION

Item 1.       Legal Proceedings

              Not applicable

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

              Not applicable

Item 3.       Defaults Upon Senior Securities

              Not applicable

Item 4.       Submission of Matters to a Vote of Security Holders

              Not applicable

Item 5.       Other Information

              Not applicable

Item 6.       Exhibits

              Exhibits

              31.1 Certification of Chief Executive  Officer pursuant to Section
                   302 of the Sarbanes-Oxley Act

              31.2 Certification of Chief Financial Officer  pursuant to Section
                   302 of the Sarbanes-Oxley Act

              32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

                            GEORGETOWN BANCORP, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    GEORGETOWN BANCORP, INC.
                                    (Registrant)




Date: December 23, 2004             /s/ Robert E. Balletto
                                    ------------------------------------
                                    Robert E. Balletto
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


                                    /s/ Joseph W. Kennedy
                                    ------------------------------------
                                    Joseph W. Kennedy
                                    Senior Vice President, Treasurer and Chief
                                    Financial Officer
                                    (Principal Accounting and Financial Officer)