Form 10QSB
period 2004-12-31
Georgetown Bancorp, Inc.
filed 2005-02-14
CIK 1302709

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
------
                       THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 2004

                                       OR

------   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

                         Commission File Number: 0-51102

                            GEORGETOWN BANCORP, INC.
        (Exact name of small business issuer as specified in its charter)

         Federal                                               20-2107839
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

2 East Main Street, Georgetown, MA                                       01833
(Address of principal executive office)                              (Zip Code)

                                 (978) 352-8600
              (Registrant's telephone number, including area code)


Indicate by check whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes___ No X


Indicate the number of shares outstanding of the registrant's common stock, as of the latest practicable date: Common Stock, $0.10 par value, 2,777,250 shares outstanding as of February 4, 2005.
 Transitional Small Business Disclosure Format:  YES ___  NO X

                                  Form 10-QSB

                            GEORGETOWN BANCORP, INC.
                               Table of Contents

Part I. Financial Information                                              Page

Item 1: Financial Statements (Unaudited)

        Georgetown Bancorp, Inc. (the "Company") was formed on
        January 5, 2005 to serve as the stock holding company for Georgetown Savings Bank (the "Bank") as part of the Bank's reorganization into a mutual holding company structure. For a further discussion of the Company's formation and operations, see the Company's Registration Statement on Form SB-2, as amended, initially filed on September 15, 2004 and declared effective on November 12, 2004 (File Number 333-119007). Based upon the foregoing, the Unaudited Consolidated Interim Financial Statements filed as a part of this quarterly report are those of the Bank as follows:

        Consolidated Statements of Financial Condition as of
         December 31, 2004 and June 30, 2004                                  1
        Consolidated Statements of Income for the Three Months
         and Six Months Ended December 31, 2004 and 2003                      2
        Consolidated Statements of Changes in Retained Earnings
         for the Six Months Ended December 31, 2004 and 2003                  3
        Consolidated Statements of Cash Flows for the Six
         Months Ended December 31, 2004 and 2003                              4
        Notes to Consolidated Financial Statements                            6

Item 2: Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                   7

Item 3: Controls and Procedures                                              11

Part II.Other Information

Item 1: Legal Proceedings                                                    12
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds          12
Item 3: Defaults upon Senior Securities                                      12
Item 4: Submission of Matters to a Vote of Security Holders                  12
Item 5: Other Information                                                    12
Item 6: Exhibits and Reports on Form 8-K                                     12

SIGNATURES                                                                   13

                            GEORGETOWN BANCORP, INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                       STATEMENTS OF FINANCIAL CONDITION

                                     ASSETS


                                                                             At December 31,       At June 30,
                                                                                 2004                 2004
                                                                              (Unaudited)
                                                                        -----------------------------------------

Cash and due from banks                                                       $    2,404          $    2,233
Short-term investments                                                            25,900               1,475
                                                                           -----------------------------------------
      Total cash and cash equivalents                                             28,304               3,708

Securities available for sale, at fair value                                      12,096              10,299
Securities held to maturity, at amortized cost                                    13,612               3,682
Federal Home Loan Bank stock, at cost                                              2,428               1,549
Loans, net of allowance for loan losses                                          107,809              98,357
Premises and equipment, net                                                        4,939               5,077
Accrued interest receivable                                                          534                 411
Bank-owned life insurance                                                          1,144               1,121
Other assets                                                                       1,024                 654
                                                                              ----------          ----------

      Total Assets                                                            $  171,890          $  124,858
                                                                              ==========          ==========

                                         LIABILITIES AND RETAINED EARNINGS

Deposits                                                                      $  115,028          $   87,936
Securities sold under agreements to repurchase                                       747                 908
Short-term borrowings                                                             26,900               6,340
Long-term Federal Home Loan Bank Advances                                         19,990              21,012
Mortgagors' escrow accounts                                                          301                 232
Accrued expenses and other liabilities                                               476                 361
                                                                              ----------          ---------
      Total liabilities                                                          163,442             116,789
                                                                              ----------          ----------

Retained earnings                                                                  8,482               8,171
Accumulated other comprehensive income (loss)                                        (34)               (102)
                                                                              ----------          ----------
      Total retained earnings                                                      8,448               8,069
                                                                              ----------          ----------

      Total Liabilities and Retained Earnings                                 $  171,890          $  124,858
                                                                              ==========          ==========

                            GEORGETOWN BANCORP, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                                  Three Months Ended                Six Months Ended
                                                            ------------------------------- -------------------------------
                                                              December 31,     December 31,   December 31,    December 31,
                                                                 2004             2003           2004             2003
                                                            --------------- --------------- --------------- ---------------

Interest and dividend income:

     Interest and fees on loans                              $    1,437      $    1,287       $    2,817       $    2,545
     Investment interest and dividends                              269             131              516              265
     Short-term investments                                          32               4               37               13
                                                             ----------      ----------       ----------       ----------
         Total interest and dividend income                       1,738           1,422            3,370            2,823
                                                             ----------      ----------       ----------       ----------

Interest expense:
     Deposits                                                       360             316              685              632
     Federal Home Loan Bank advances                                311             204              585              421
     Securities sold under agreements to repurchase                   2               2                5                4
                                                             ----------      ----------       ----------       ----------
         Total interest expense                                     673             522            1,275            1,057
                                                             ----------      ----------       ----------       ----------

Net interest income                                               1,065             900            2,095            1,766
Provision for loan losses                                            18              12               36               24
                                                             ----------      ----------       ----------       ----------
     Net interest income, after provision for loan losses         1,047             888            2,059            1,742
                                                             ----------      ----------       ----------       ----------

Non-interest income:
     Customer service fees                                           73              81              154              174
     Loan fees                                                        5               5               11               16
     Loss on sale of securities                                       -               -               (2)               -
   Loss on impairment of securities                                   -             (10)               -              (10)
     Income from bank-owned life insurance                           11              12               22               24
     Other                                                            9              10               11               10
                                                             ----------      ----------       ----------       ----------
         Total non-interest income                                   98              98              196              214
                                                             ----------      ----------       ----------       ----------

Non-interest expenses:
     Salaries and employee benefits                                 447             455              939              879
     Occupancy and equipment expenses                               152             147              304              285
     Data processing expenses                                        74              62              144              135
     Professional fees                                               43              39               84               79
     Advertising expense                                             24              51               55               75
     Other general and administrative expenses                      122             117              252              239
                                                             ----------      ----------       ----------       ----------
         Total non-interest expenses                                862             871            1,778            1,692
                                                             ----------      ----------       ----------       ----------

Income before income taxes                                          283             115              477              264

Provision for income taxes                                           99              39              166               88
                                                             ----------      ----------       ----------       ----------

Net income                                                   $      184      $       76       $      311       $      176
                                                             ==========      ==========       ==========       ==========

                            GEORGETOWN BANCORP, INC.
             CONSOLIDATED STATEMENTS OF CHANGES IN RETAINED EARNINGS
                                   (Unaudited)


                                                                              Accumulated
                                                                                 Other
                                                              Retained       Comprehensive
                                                              Earnings       Income (Loss)         Total




Balance at June 30, 2003                                   $     7,915       $        27       $     7,942
                                                                                               -----------

Comprehensive income:
    Net income                                                     176                 -               176
    Change in unrealized gain/loss on securities
    available for sale, net of tax effects                           -               (23)              (23)
                                                                                               -----------
        Total comprehensive income                                                                     153
                                                           -----------       -----------       -----------

Balance at December 31, 2003                               $     8,091       $         4       $     8,095
                                                           ===========       ===========       ===========

Balance at June 30, 2004                                   $     8,171       $      (102)      $     8,069
                                                                                             -------------

Comprehensive income:
    Net income                                                     311                 -               311
    Change in unrealized gain/loss on securities
    available for sale, net of tax effects                           -                68                68
                                                                                               -----------
        Total comprehensive income                                                                     379
                                                           -----------       -----------       -----------

Balance at December 31, 2004                               $     8,482       $       (34)      $     8,448
                                                           ===========       ============      ===========

                            GEORGETOWN BANCORP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                 Six Months Ended
                                                                           -----------------------------
                                                                           December 31,     December 31,
                                                                               2004             2003
                                                                           -------------   -------------

Cash flows from operating activities:
   Net income                                                              $    311          $    176
   Adjustments to reconcile net income to net cash provided by operating activities:
        Provision for loan losses                                                36                24
 Loss on impairment of securities                                                 -                10
 Loss on sale of securities                                                       2                 -
        Amortization of securities, net                                           2                38
        Amortization of deferred loan costs                                     (13)              (22)
        Depreciation and amortization expense                                   185               168
        Increase in accrued interest receivable                                (123)              (34)
        Increase in bank-owned life insurance                                   (22)              (25)
        Other, net                                                             (295)               63
                                                                           --------          --------
            Net cash provided by operating activities                            83               398
                                                                           --------          --------

Cash flows from investing activities: Activity in available-for-sale securities:
        Maturities, prepayments and calls                                       673             3,221
        Purchases                                                            (2,568)           (6,973)
        Proceeds on sales of securities                                         197                 -
   Activity in held-to-maturity securities:
        Maturities, prepayments and calls                                       991             1,511
        Purchases                                                           (10,917)           (2,021)
   Purchase of Federal Home Loan Bank stock                                    (879)              (64)
   Loan originations, net of amortization and payoffs                        (9,475)           (6,246)
   Purchase of banking premises and equipment                                   (47)             (508)
                                                                           --------          --------
            Net cash used by investing activities                           (22,025)          (11,080)
                                                                           --------          --------

                            GEORGETOWN BANCORP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (continued)


                                                                           For the Six Months Ended
                                                                         ----------------------------
                                                                         December 31,    December 31,
                                                                             2004            2003
                                                                         ------------    ------------

Cash flows from financing activities:
   Net increase in deposits                                                  27,092           7,550
   Net increase in securities sold under agreements to repurchase              (161)            (30)
   Proceeds of Federal Home Loan Bank advances with maturities greater
     than three months                                                        1,000           5,500
   Repayments of Federal Home Loan Bank advances with maturities
     greater than three months                                               (3,022)         (4,521)
   Net change in Federal Home Loan Bank advances with maturities of
     three months or less                                                    21,560          (1,000)
   Net change in mortgagors' escrow accounts                                     69               6
                                                                          ---------       ---------
            Net cash provided by financing activities                        46,538           7,505
                                                                          ---------       ---------

Net change in cash and cash equivalents                                      24,596          (3,177)

Cash and cash equivalents at beginning of period                              3,708           7,826
                                                                          ---------       ---------

Cash and cash equivalents at end of period                                $  28,304       $   4,649
                                                                          =========       =========

Supplementary information:
   Interest paid on deposit accounts                                      $     685       $     632
   Interest paid on Federal Home Loan Bank advances                             585             421
Interest paid on securities sold under agreement to repurchase                    5               4
   Income taxes paid                                                            172             125


                            GEORGETOWN BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-QSB and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the six-month period ended December 31, 2004 are not necessarily indicative of the results that may be expected for the entire fiscal year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the 2004 Consolidated Financial Statements of the Bank included in the Company's Registration Statement on Form S-B2, as amended. The consolidated financial statements include the accounts of Georgetown Savings Bank and its wholly owned subsidiary, Georgetown Securities Corporation, which engages in the buying, selling and holding of securities. All significant inter-company balances and transactions have been eliminated in consolidation.

Critical Accounting Policies

Our critical accounting policies are those that involve significant judgments and assumptions by management and that have, or could have, a material impact on our income or the carrying value of our assets. Our critical accounting policies are those related to our allowance for loan losses. The allowance for loan losses is the amount estimated by management as necessary to cover credit losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses that is charged against income. Management performs a quarterly evaluation of the adequacy of the allowance for loan losses. We consider a variety of factors in establishing this estimate including, but not limited to, current economic conditions, delinquency statistics, geographic and industry concentrations, the adequacy of the underlying collateral, the financial strength of the borrower, results of internal and external loan reviews and other relevant factors. This evaluation is inherently subjective as it requires material estimates by management that may be susceptible to significant change.

The analysis has three components: specific, general, and an unallocated component. The specific component relates to loans that are determined to be impaired. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. The general component is determined by segregating the remaining loans by type of loan, risk weighting (if applicable) and payment history. We also analyze historical loss experience, delinquency trends, general economic conditions and geographic and industry concentrations. This analysis establishes factors that are applied to the loan groups to determine the amount of the general component of the allowance for loan losses. An unallocated component is maintained to cover uncertainties that could affect management's estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating losses in the portfolio, because regardless of the extent of our analysis of customer performance, portfolio trends or risk management processes, certain inherent but undetected losses are probable within our loan portfolio. This is due to several factors, including inherent delays in obtaining information regarding a customer's financial condition or changes in a customer's unique business conditions, the judgmental nature of individual loan evaluations, collateral assessments and the interpretation of economic trends. Volatility of economic or customer-specific conditions affecting the identification and estimation of losses from larger non-homogeneous credits and the sensitivity of assumptions utilized to establish allowances for homogeneous groups of loans, loan portfolio concentrations, and other subjective considerations are among other factors. Because of the imprecision surrounding these factors, we maintain an unallocated component available for other factors that is not allocated to a specific loan category.

Actual loan losses may be significantly more than the allowances we have established which could have a material negative effect on our financial results.

2.       NET INCOME PER COMMON SHARE

         Basic and diluted net income per common share is not calculated since the Bank had not completed its reorganization into stock form for the period ended December 31, 2004.

3.       MUTUAL HOLDING COMPANY REORGANIZATION AND MINORITY STOCK ISSUANCE

         In conjunction with its reorganization into the mutual holding company structure, on January 5, 2005, the Bank (i) converted to a stock savings bank as the successor to the Bank in its mutual form; (ii) organized the Company as a federally-chartered corporation that owns 100% of the common stock of the Bank (in stock form); and (iii) organized Georgetown Bancorp, MHC as a federally-chartered mutual holding company that owns 55% of the Common Stock of the Company.

         Costs incurred in connection with the reorganization and offering were recorded as a reduction in the proceeds of the offering. At December 31, 2004, reorganization expenses of approximately $426,000 had been recorded in other assets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparison of Financial Condition at December 31, 2004 and June 30, 2004

     Our total assets increased by $47.0 million, or 37.7%, to $171.9 million at December 31, 2004, from $124.9 million at June 30, 2004. The increase in total assets resulted primarily from increases in short-term investments, loans receivable and investment securities held to maturity. Short-term investments increased $24.4 million or 1656.5%, of which $25.1 million was due to funds received in connection with the Company's Initial Public Offering (IPO). Of the $25.1 million, $14.5 million was returned to investors in January 2005, as the IPO was over-subscribed. The increase in loans receivable of $9.5 million, or 9.6%, to $107.8 million at December 31, 2004, reflected continued demand for one- to four-family mortgage loans in the continued low interest rate environment, as well as moderating refinancing activity. The increase in investment securities held to maturity of $9.9 million, or 269.7%, to $13.6 million at December 31, 2004, reflected the results of a leverage transaction undertaken during the first quarter. This transaction was funded by three equal advances from the Federal Home Loan Bank of Boston aggregating $10.5 million at a rate of approximately 1.42%, and\ increased balances of certificates of deposit that resulted from a special rate (at 3.75%) that we offered on three-year certificates of deposit during the first quarter.

     Total deposits increased by $27.1 million, or 30.8%, to $115.0 million at December 31, 2004, from $87.9 million at June 30, 2004. The increase in deposits resulted primarily from a $25.9 million, or 118.6%, increase in savings accounts, of which $25.1 million was due to funds received in connection with the Company's IPO and a $1.4 million, or 14.2%, increase in demand deposit accounts. Of the $25.1 million received in connection with the Company's IPO, $14.5 million was returned to investors in January 2005, as the IPO was over-subscribed and the remaining balance was transferred to retained earnings. Our short-term borrowings from the Federal Home Loan Bank increased $20.6 million, or 324.3%, to $26.9 million at December 31, 2004 from $6.3 million at June 30, 2004, reflecting the increases used to fund loan growth, the leverage transaction and declines in short-term certificates of deposit.

     Retained earnings increased $379,000, or 4.7%, to $8.4 million at December 31, 2004, from $8.1 million at June 30, 2004, reflecting net income of $311,000, and a decrease in accumulated other comprehensive income to $34,000 at December 31, 2004, from $102,000 at June 30, 2004, reflecting $68,000 in net unrealized gains on securities available for sale for the six months ended December 31, 2004.

Comparison of Operating Results for the Three Months Ended December 31, 2004 and 2003

     General. Net income increased $108,000, or 142.1%, to $184,000 for the three months ended December 31, 2004, from $76,000 for the three months ended December 31, 2003. The increase in net income reflected an increase in net interest income and a reduction in non-interest expense.

     Interest Income. Interest income increased by $316,000, or 22.2%, to $1.7 million for the three months ended December 31, 2004, from $1.4 million for the three months ended December 31, 2003. The increase resulted primarily from an increase of $150,000, or 11.7%, in interest income on loans receivable and an increase of $138,000, or 104.9%, in interest and dividend income on securities. The increase in interest income reflected a $29.3 million, or 26.4%, increase in the average balance of interest-earning assets for the three months ended December 31, 2004 to $139.9 million from $110.6 million for the three months ended December 31, 2003. Partially offsetting the increase in interest income attributable to higher average balances of interest-earning assets was the 17 basis point decrease in the average yield on interest-earning assets to 4.97% for the three months ended December 31, 2004 from 5.14% for the three months ended December 31, 2003.

     Interest income on loans receivable increased $150,000, or 11.7%, to $1.4 million for the three months ended December 31, 2004, from $1.3 million for the three months ended December 31, 2003. The increase was due to the increase in the average balance of loans receivable of $11.9 million, or 12.7%, to $105.8 million for the three months ended December 31, 2004 from $93.9 million for the three months ended December 31, 2003, partially offset by the decrease in the average yield to 5.43% from 5.48%.

     Interest and dividend income on investment securities increased
$138,000, or 104.9%, to $269,000 for the three months ended December 31, 2004 from $131,000 for the three months ended December 31, 2003. The increase was due in part to the increase in the average balance of investment securities of $12.1 million, or 78.0%, to $27.5 million for the three months ended December 31, 2004 from $15.5 million for the three months ended December 31, 2003. Also contributing to the increase in interest and dividend income on investments securities was the 51 basis point increase in the average yield on investment securities to 3.90% for the three months ended December 31, 2004, from 3.39% for the three months ended December 31, 2003.

     Interest Expense. Interest expense increased $151,000, or 28.9%, to $673,000 for the three months ended December 31, 2004, from $522,000 for the three months ended December 31, 2003. The increase in interest expense was due to the $27.5 million, or 27.2%, increase in the average balance of interest-bearing liabilities to $128.6 million for the three months ended December 31, 2004, from $101.1 million in the same period in 2003, and by a 3 basis point increase in the average cost to 2.09% for the three months ended December 31, 2004, from 2.06% for the same period in 2003.

     Interest expense on Federal Home Loan Bank advances increased
$107,000, or 52.7%, due to a $18.6 million or 79.3% increase in the average balance of advances during the three months ended December 31, 2004, to $42.1 million, from $23.5 million during the same period in 2003, partially offset by a 51 basis point decrease in the average cost of the advances to 2.96% for the three months ended December 31, 2004, from 3.47% for the same period in 2003. Additionally, interest expense on interest-bearing deposits increased $44,000, or 13.6%, to $360,000 for the three months ended December 31, 2004, from $316,000 for the same period in 2003. The increase was due to the $8.9 million increase in the average balance of interest-bearing deposits for the three months ended December 31, 2004, to $86.5 million from $77.6 million for the same period in 2003, and by a 3 basis point increase in the average cost to 1.66% for the three months ended December 31, 2004, from 1.63% for the same period in 2003.

     Net Interest Income. Net interest income increased $165,000, or 18.3%, to $1.1 million during the three months ended December 31, 2004, from $900,000 for the same period in 2003. The increase in our net interest income was a result of the $1.8 million, or 18.4%, increase in our net interest-earning assets to $11.3 million for the three months ended December 31, 2004, from $9.5 million during the same period in 2003, partially offset by the decrease in our net interest margin to 3.05% during the three months ended December 31, 2004, from 3.25% for the same period ended 2003.

     Provision for Loan Losses. A provision of $18,000 for the three months ended December 31, 2004 was made, as compared to a $12,000 provision for the three months ended December 31, 2003. The allowance for loan losses was $792,000, or 0.73% of loans outstanding at December 31, 2004, as compared to $839,000, or 0.88% of loans outstanding at December 31, 2003. The increase in the provision and the decline in the allowance were due to a loan charge-off of $120,000 related to one lending relationship.

     Non-interest Income. Non-interest income remained unchanged at $98,000 for the three months ended December 31, 2004, and for the three month ended December 31, 2003. Customer service fees decreased $8,000 for the three months ended December 31, 2004, due to a reduction in fees collected relating to service charges and penalties on deposit accounts. Additionally, results for the three months ended December 31, 2003 included a $10,000 loss on the impairment of a security, while the three months ended December 31, 2004 did not have such activity.

     Non-interest Expense. Non-interest expense decreased $9,000, or 1.0%, to $862,000 for the three months ended December 31, 2004, from $871,000 for the three months ended December 31, 2003. Compensation and employee benefits decreased $8,000, or 1.7%, reflecting a $35,000 reversal of accrued expense associated with the Bank's Incentive Plan in the quarter ended December 31, 2004, as well as $27,000 decline in compensation expense as two position remained unfilled during the quarter ended December 31, 2004. Occupancy expenses increased $5,000, or 3.2%, due to increased depreciation costs and maintenance costs associated with our new main office. Advertising expenses decreased $27,000, or 52.6%, as the Bank did not utilize cable television and radio mediums during the quarter ended December 31, 2004. Our non-interest expense associated with data processing services increased $12,000 or 17.9% to $74,000 for the three months ended December 31, 2004, from $62,000 for the three months ended December 31, 2003. Other general and administrative expenses increased $5,000, or 4.3%, to $122,000 for the three months ended December 31, 2004, from $117,000 from the three months ended December 31, 2003.

     Income Tax Expense. The provision for income taxes increased to $99,000 for the three months ended December 31, 2004, from $39,000 for the three months ended December 31, 2003, due primarily to the increased level of income before taxes of $283,000 for the three months ended December 31, 2004, compared to $115,000 for the same period in 2003. The effective tax rates for the three months ended December 31, 2004 and 2003 were 35.0% and 33.9%, respectively.

Comparison of Operating Results for the Six Months Ended December 31, 2004 and 2003

     General. Net income increased $135,000, or 76.6%, to $311,000 for the six months ended December 31, 2004, from $176,000 for the six months ended December 31, 2003. The increase in net income reflected an increase in net interest income, which more than offset increased non-interest expense and decreased non-interest income.

     Interest Income. Interest income increased by $547,000, or 19.4%, to $3.4 million for the six months ended December 31, 2004, from $2.8 million for the six months ended December 31, 2003. The increase resulted from an increase of $272,000, or 10.7%, in interest income on loans receivable and an increase of $251,000, or 94.6%, in interest and dividend income on securities. The increase in interest income reflected the $25.8 million, or 23.7%, increase in the average balance of interest-earning assets to $134.6 million from $108.8 million. Partially offsetting the increase in interest income attributable to higher average balances of interest-earning assets was the 18 basis point decrease in the average yield on interest-earning assets to 5.01% for the six months ended December 31, 2004 from 5.19% for the six months ended December 31, 2003.

     Interest income on loans receivable increased $272,000, or 10.7%, to $2.8 million for the six months ended December 31, 2004, from $2.5 million for the six months ended December 31, 2003. The increase was due to the increase in the average balance of loans receivable of $12.7 million, or 13.9%, to $104.4 million for the six months ended December 31, 2004 from $91.7 million for the six months ended December 31, 2003, partially offset by the decrease in the average yield to 5.40% from 5.55%.

     Interest and dividend income on investment securities increased
$251,000, or 94.6%, to $516,000 for the six months ended December 31, 2004 from $265,000 for the six months ended December 31, 2003. The increase was due in part to the increase in the average balance of investment securities of $11.2 million, or 75.6%, to $26.1 million for the six months ended December 31, 2004 from $14.9 million for the six months ended December 31, 2003. Also contributing to the increase in interest and dividend income on investments securities was the 38 basis point increase in the average yield on investment securities to 3.95% for the six months ended December 31, 2004, from 3.57% for the six months ended December 31, 2003.

     Interest Expense. Interest expense increased $218,000, or 20.6%, to
$1.3 million for the six months ended December 31, 2004, from $1.1 million for the six months ended December 31, 2003. The increase in interest expense was due to the $23.9 million, or 24.0%, increase in the average balance of interest-bearing liabilities to $123.3 million for the six months ended December 31, 2004, from $99.4 million in the same period ended 2003, partially offset by a 6 basis point decrease in the average cost to 2.07% for the six months ended December 31, 2004, from 2.13% for the same period in 2003.

     Interest expense on Federal Home Loan Bank advances increased $164,000, or 38.9%, due to a $18.1 million or 80.6% increase in the average balance of advances during the six months ended December 31, 2004, to $40.6 million, from $22.5 million during the same period in 2003, partially offset by a 87 basis point decrease in the average cost of the advances to 2.88% for the six months ended December 31, 2004, from 3.75% for the same period in 2003. Additionally, interest expense on interest-bearing deposits increased $53,000, or 8.3%, to $685,000 for the three months ended December 31, 2004, from $632,000 for the same period in 2003. The increase was due to the $5.8 million or 7.5% increase in the average balance of interest-bearing deposits for the three months ended December 31, 2004, to $82.7 million from $76.9 million for the same period in 2003, and by a 2 basis point increase in the average cost to 1.66% for the three months ended December 31, 2004, from 1.64% in the same period of 2003.

     Net Interest Income. Net interest income increased $329,000, or 18.6%, to $2.1 million during the six months ended December 31, 2004, from $1.8 million for the same period in 2003. The increase in our net interest income was a result of the $1.9 million, or 19.8%, increase in our net interest-earning assets to $11.3 million for the six months ended December 31, 2004, from $9.4 million during the same period in 2003, partially offset by the decrease in our net interest margin to 3.11% during the six months ended December 31, 2004, from 3.25% for the same period ended 2003.

     Provision for Loan Losses. We made a provision of $36,000 for the six months ended December 31, 2004, as compared to a $24,000 provision for the six months ended December 31, 2003. The allowance for loan losses was $792,000, or 0.73% of loans outstanding at December 31, 2004, as compared to $839,000, or 0.88% of loans outstanding at December 31, 2003. The increase in the provision and the decline in the allowance were due to a loan charge-off of $120,000 related to one lending relationship.

     Non-interest Income. Non-interest income decreased by $18,000, or 8.2%, to $196,000 for the six months ended December 31, 2004, from $214,000 for the six month ended December 31, 2003. Customer service fees decreased $20,000 or 11.4% for the six months ended December 31, 2004, due to a reduction in fees collected relating to service charges and penalties on deposit accounts. Additionally, results for the six months ended December 31, 2003 included a $10,000 loss on the impairment of a security, while the six months ended December 31, 2004 did not have such activity.

     Non-interest Expense. Non-interest expense increased $86,000, or 5.1%, to $1.8 million for the six months ended December 31, 2004, from $1.7 million for the six months ended December 31, 2003. Compensation and employee benefits increased $60,000, or 6.8%, reflecting annual salary increases and higher benefit costs. Occupancy expenses increased $19,000, or 6.7%, due to increased depreciation costs and maintenance costs associated with our new main office. Advertising expenses decreased $20,000, or 27.0%, as the Bank did not utilize cable television and radio mediums during the six months ended December 31, 2004. Non-interest expense associated with data processing services increased $9,000 or 6.5% to $144,000 for the six months ended December 31, 2004, from $135,000 for the six months ended December 31, 2003. Other general and administrative expenses increased $13,000, or 5.4%, to $252,000 for the six months ended December 31, 2004, from $239,000 from the six months ended December.

     Income Tax Expense. The provision for income taxes increased to $166,000 for the six months ended December 31, 2004, from $88,000 for the six months ended December 31, 2003, due primarily to the increased level of income before taxes of $477,000 for the six months ended December 31, 2004, compared to $264,000 for the same period in 2003. The effective tax rates for the six months ended December 31, 2004 and 2003 were 34.9% and 33.4%, respectively.

Item 3. Controls and Procedures

       Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and in timely alerting them to material information relating to the Company required to be filed in its periodic SEC filings. There has been no change in the Company's internal control over financial reporting during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        Not applicable

Item 3. Defaults Upon Senior Securities

        Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

        Not applicable

Item 5. Other Information

        Not applicable

Item 6. Exhibits and Reports on Form 8-K

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


                                        GEORGETOWN BANCORP, INC.
                                           (Registrant)




Date: February 14, 2005                 /s/ Robert E. Balletto
                                        -----------------------------------
                                        Robert E. Balletto
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)

                                        /s/ Joseph W. Kennedy
                                        -----------------------------------
                                        Joseph W. Kennedy
                                        Senior Vice President, Treasurer and
                                        Chief Financial Officer
                                        (Principal Accounting and Financial
                                        Officer)