Form 10QSB
period 2005-03-31
Georgetown Bancorp, Inc.
filed 2005-05-09
CIK 1302709

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
------          THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2005

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

                                 (978) 352-8600
              (Registrant's telephone number, including area code)


Indicate by check whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes  X   No
                      ---     ---

Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes      No  X
    ---     ---

Indicate the number of shares outstanding of the registrant's common stock, as of the latest practicable date: Common Stock, $0.10 par value, 2,777,250 shares outstanding as of May 5, 2005.
         Transitional Small Business Disclosure Format:  YES        NO   X
                                                             -----     -----

                                   Form 10-QSB

                            GEORGETOWN BANCORP, INC.
                                Table of Contents

Part I.  Financial Information                                              Page
         ---------------------                                              ----

Item 1: Financial Statements (Unaudited)

   Consolidated Statements of Financial Condition as of March 31, 2005
     and June 30, 2004                                                       1
   Consolidated Statements of Income for the Three Months and Nine
     Months Ended March 31, 2005 and 2004                                    2
   Consolidated Statements of Changes in Retained Earnings for the Nine
     Months Ended March 31, 2005 and 2004                                    3
   Consolidated Statements of Cash Flows for the Nine Months Ended
     March 31, 2005 and 2004                                                 4
   Notes to Consolidated Financial Statements                                6

Item 2:  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                               8

Item 3:  Controls and Procedures                                             11

Part II. Other Information
         -----------------

Item 1: Legal Proceedings                                                    11
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds          11
Item 3: Defaults upon Senior Securities                                      11
Item 4: Submission of Matters to a Vote of Security Holders                  11
Item 5: Other Information                                                    12
Item 6: Exhibits                                                             12

SIGNATURES                                                                   13


                            GEORGETOWN BANCORP, INC.
                        STATEMENTS OF FINANCIAL CONDITION
                                   (unaudited)
                                     ASSETS

                                                                     At                       At
                                                                  March 31,                June 30,
                                                                    2005                     2004
                                                        -------------------     -------------------
                                                                      (In Thousands)

Cash and due from banks                                 $          2,446        $           2,233
Short-term investments                                             3,777                    1,475
                                                        -------------------     -------------------
          Total cash and cash equivalents                          6,223                    3,708

Securities available for sale, at fair value                      16,760                   10,299
Securities held to maturity, at amortized cost                    13,200                    3,682
Federal Home Loan Bank stock, at cost                              2,428                    1,549
Loans, net of allowance for loan losses                          109,264                   98,357
Premises and equipment, net                                        4,879                    5,077
Accrued interest receivable                                          567                      411
Bank-owned life insurance                                          1,154                    1,121
Other assets                                                         774                      654
                                                        -------------------     -------------------

                                                        $        155,249        $         124,858
                                                        ===================     ===================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                $         89,948        $          87,936
Securities sold under agreements to repurchase                       737                      908
Short-term borrowings                                             25,250                    6,340
Long-term Federal Home Loan Bank Advances                         19,479                   21,012
Mortgagors' escrow accounts                                          316                      232
Accrued expenses and other liabilities                               362                      361
                                                        -------------------     -------------------
               Total liabilities                                 136,092                  116,789
                                                        -------------------     -------------------

Common Stock, $0.10 par value per share: 2,777,250
    shares issued and outstanding; 10,000,000 authorized             278                        -
Additional paid-in capital                                        11,452                        -
Retained earnings                                                  8,548                    8,171
Accumulated other comprehensive loss                                (121)                    (102)
Unearned compensation                                             (1,000)                       -
                                                        -------------------     -------------------
Total stockholders' equity                                        19,157                    8,069
                                                        -------------------     -------------------

                                                        $        155,249        $         124,858
                                                        ===================     ===================


                            GEORGETOWN BANCORP, INC.
                              STATEMENTS OF INCOME
                                   (Unaudited)

                                                              Three Months Ended               Nine Months Ended
                                                          March 31,        March 31,       March 31,       March 31,
                                                            2005             2004             2005           2004
                                                       ---------------  --------------- --------------- ---------------
                                                                (In Thousands)                  (In Thousands)
Interest and dividend income:
    Interest and fees on loans                              $  1,487          $ 1,301        $  4,304        $  3,846
    Investment interest and dividends                            276              124             792             389
    Short-term investments                                        64                4             101              17
                                                      -----------------------------------------------------------------
               Total interest and dividend income              1,827            1,429           5,197           4,252
                                                      -----------------------------------------------------------------

Interest expense:
    Deposits                                                     337              306           1,022             939
    Federal Home Loan Bank advances                              356              208             941             629
    Securities sold under agreements to repurchase                 2                2               6               5
                                                      -----------------------------------------------------------------
               Total interest expense                            695              516           1,969           1,573
                                                      -----------------------------------------------------------------

Net interest income                                            1,132              913           3,228           2,679
Provision for loan losses                                         30               18              66              42
                                                      -----------------------------------------------------------------
      Net interest income, after provision for loan
        losses                                                 1,102              895           3,162           2,637
                                                      -----------------------------------------------------------------

Non-interest income:
    Customer service fees                                         83               76             237             250
    Loan fees                                                      4                6              15              22
    Loss on sale of securities                                     -                -              (2)              -
    Loss on impairment of securities                               -                -               -             (10)
    Income from bank-owned life insurance                         11               11              33              35
    Other                                                          2                -              13              10
                                                      -----------------------------------------------------------------
               Total non-interest income                         100               93             296             307
                                                      -----------------------------------------------------------------

Non-interest expenses:
    Salaries and employee benefits                               574              491           1,513           1,370
    Occupancy and equipment expenses                             170              157             474             442
    Data processing expenses                                      73               77             217             212
    Professional fees                                            105               37             189             116
    Advertising expense                                           33               21              88              96
    Other general and administrative expenses                    154              118             407             357
                                                      -----------------------------------------------------------------
               Total non-interest expenses                     1,109              901           2,888           2,593
                                                      -----------------------------------------------------------------

Income before income taxes                                        93               87             570             351

Provision for income taxes                                        27               25             193             113
                                                      -----------------------------------------------------------------

Net income                                                   $    66           $   62         $   377         $   238
                                                       ================================================================


                            GEORGETOWN BANCORP, INC.
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                          Accumulated
                                                    Additional               Other
                                           Common    Paid-in    Retained  Comprehensive    Unearned
                                             Stock   Capital    Earnings  Income (Loss)  Compensation    Total
                                           -------  ----------  --------  -------------  ------------  ---------
                                                                                 (In Thousands)
Balance at June 30, 2003                   $    -   $       -   $ 7,915   $         27   $         -   $  7,942
                                                                                                       ---------

Comprehensive income:
    Net income                                  -           -       238              -             -        238
    Change in unrealized gain/loss
        on securities available for sale,
        net of tax effects                      -           -         -             14             -         14
                                                                                                       ---------
        Total comprehensive income                                                                          252
                                           -------  ----------  --------  -------------  ------------  ---------

Balance at March 31, 2004                  $    -   $       -   $ 8,153   $         41   $         -   $  8,194
                                           =======  ==========  ========  =============  ============  =========

Balance at June 30, 2004                   $    -   $       -   $ 8,171   $       (102)  $         -   $  8,069
                                                                                                       ---------

Comprehensive income:
    Net income                                  -           -       377              -             -        377
    Change in unrealized gain/loss
        on securities available for sale,
        net of tax effects                      -           -         -            (19)            -        (19)
                                                                                                       ---------
        Total comprehensive income                                                                          358
                                                                                                       ---------
Net proceeds from the issuance of
  common stock (2,775,250 shares)             278      11,452         -              -             -     11,730

Unearned Compensation                           -           -         -              -        (1,000)    (1,000)
                                           -------  ----------  --------  -------------  ------------  ---------

Balance at March 31, 2005                  $  278   $  11,452   $ 8,548   $       (121)  $    (1,000)  $ 19,157
                                           =======  ==========  ========  =============  ============  =========


                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                      Nine Months Ended
                                                                    March 31,    March 31,
                                                                      2005         2004
                                                                  ------------  ------------
                                                                        (In Thousands)
Cash flows from operating activities:
    Net income                                                    $       377   $       238
    Adjustments to reconcile net income to net cash
        provided by operating activities:
            Provision for loan losses                                      66            42
              Loss on impairment of securities                              -            10
              Loss on sale of securities                                    2             -
            Amortization of securities, net                                 3            66
            Amortization of deferred loan costs                           (19)          (29)
            Depreciation and amortization expense                         279           250
            Increase in accrued interest receivable                      (156)          (45)
            Increase in bank-owned life insurance                         (33)          (36)
            Other, net                                                   (110)         (257)
                                                                  ------------  ------------
                  Net cash provided by operating activities               409           239
                                                                  ------------  ------------

Cash flows from investing activities:
    Activity in available-for-sale securities:
        Maturites, prepayments and calls                                1,044         5,033
        Purchases                                                      (7,740)       (8,473)
        Proceeds on sales of securities                                   197             -
    Activity in held-to-maturity securities:
        Maturites, prepayments and calls                                1,404         2,227
        Purchases                                                     (10,917)       (2,022)
    Purchase of Federal Home Loan Bank stock                             (879)         (148)
    Loan originations, net of amortization and payoffs                (10,954)       (7,127)
    Purchase of banking premises and equipment                            (81)         (564)
                                                                  ------------  ------------
                  Net cash used by investing activities               (27,926)      (11,074)
                                                                  ------------  ------------


                            GEORGETOWN BANCORP, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (continued)

                                                                        Nine Months Ended
                                                                    March 31,    March 31,
                                                                      2005         2004
                                                                  ------------  ------------
                                                                          (In Thousands)
Cash flows from financing activities:
    Net increase in deposits                                            2,012         3,752
    Net increase in securities sold under agreements
         to repurchase                                                   (171)           59
    Proceeds of Federal Home Loan Bank advances
        with maturities greater than three months                      14,500         7,500
    Repayments of Federal Home Loan Bank advances
        with maturities greater than three months                      (8,083)       (5,032)
    Net change in Federal Home Loan Bank
        advances with maturities of three months or less               10,960           949
    Net change in mortgagors' escrow accounts                              84             9
    Proceeds from issuance of common stock                             11,730             -
    Purchase of Employee Stock Onwership Plan Shares                   (1,000)            -
                                                                  ------------  ------------
            Net cash provided by financing activities                  30,032         7,237
                                                                  ------------  ------------

Net change in cash and cash equivalents                                 2,515        (3,598)

Cash and cash equivalents at beginning of period                        3,708         7,826
                                                                  ------------  ------------

Cash and cash equivalents at end of period                        $     6,223   $     4,228
                                                                  ============  ============

Supplementary information:
    Interest paid on deposit accounts                             $     1,022   $       939
    Interest paid on Federal Home Loan Bank advances                      941           629
    Interest paid on securities sold under agreement
        to repurchase                                                       6             5
    Income taxes paid, net of refunds                                     157           126


                            GEORGETOWN BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

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

The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-QSB and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three- and nine-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the entire fiscal year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the 2004 Consolidated Financial Statements of the Bank included in the Company's Registration Statement on Form S-B2, as amended. The consolidated financial statements include the accounts of Georgetown Savings Bank and its wholly owned subsidiary, Georgetown Securities Corporation, which engages in the buying, selling and holding of securities. All significant inter-company balances and transactions have been eliminated in consolidation.


Critical Accounting Policies

Our critical accounting policies are those that involve significant judgments and assumptions by management and that have, or could have, a material impact on our income or the carrying value of our assets. Our critical accounting policies are those related to our allowance for loan losses. The allowance for loan losses is the amount estimated by management as necessary to cover credit losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses that is charged against income. Management performs a quarterly evaluation of the adequacy of the allowance for loan losses. We consider a variety of factors in establishing this estimate including, but not limited to, current economic conditions, delinquency statistics, geographic and industry concentrations, the adequacy of the underlying collateral, the financial strength of the borrower, results of internal and external loan reviews and other relevant factors. This evaluation is inherently subjective, as it requires material estimates by management that may be susceptible to significant change.

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

2.        NET INCOME PER COMMON SHARE

          Basic and diluted net income per common share are not calculated since the Bank had not completed its reorganization into stock form until January 5, 2005.


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

          Costs incurred in connection with the reorganization and offering were recorded as a reduction in the proceeds of the offering. At March 31, 2005, reorganization expenses of $718,000 had been netted from gross proceeds raised in the offering.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking statements
--------------------------

This document may contain certain forward-looking statements, such as statements of the Company's or the Bank's plans, objectives, expectations, estimates and intentions. Forward-looking statements may be identified by the use of words such as "expects," "subject," "believe," "will," "intends," "will be" or
"would." These statements are subject to change based on various important factors (some of which are beyond the Company's or the Bank's control) and actual results may differ materially. Accordingly, readers should not place undue reliance on any forward-looking statements (which reflect management's analysis only as of the date of which they are given). These factors include general economic conditions, trends in interest rates, the ability of our borrowers to repay their loans, the ability of the Company or the Bank to effectively manage its growth, and results of regulatory examinations, among other factors. The foregoing list of important factors is not exclusive. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including Current Reports on Form 8-K.


Comparison of Financial Condition at March 31, 2005 and June 30, 2004

     Our total assets increased by $30.3 million, or 24.3%, to $155.2 million at March 31, 2005, from $124.9 million at June 30, 2004. The increase in total assets resulted primarily from increases in short-term investments, investment securities available for sale and held to maturity and loans receivable. Short-term investments increased $2.3 million or 156.2%, primarily due to funds received in connection with the Company's Initial Public Offering (IPO). The increase in investment securities available for sale of $6.5 million, or 62.7%, to $16.8 million at March 31, 2005, reflected the investment of a portion of the proceeds received from the Company's IPO. The increase in investment securities held to maturity of $9.5 million, or 258.5%, to $13.2 million at March 31, 2005, reflected the results of a leverage transaction undertaken during the first quarter. This transaction was initially funded by three equal advances from the Federal Home Loan Bank of Boston aggregating $10.5 million at a rate of approximately 1.42%, and increased balances of certificates of deposit that resulted from a special rate (at 3.75%) that we offered on three-year certificates of deposit during the first quarter. The increase in net loans receivable of $10.9 million, or 11.09%, to $109.3 million at March 31, 2005, reflected continued demand for one- to four-family adjustable rate and construction mortgage loans.

     Total deposits increased by $2.0 million, or 2.3%, to $89.9 million at March 31, 2005, from $87.9 million at June 30, 2004. The increase in deposits resulted primarily from a $3.1 million, or 19.3%, increase in money market deposit accounts. Our short-term borrowings from the Federal Home Loan Bank increased $19.0 million, or 298.3%, to $25.3 million at March 31, 2005 from $6.3 million at June 30, 2004, reflecting the increases used to fund loan growth, the leverage transaction and declines in short-term certificates of deposit.

     Total stockholder's equity increased $11.1 million, or 137.4% primarily due to the net proceeds received from the Company's IPO and increased retained earnings. The Company's IPO raised gross proceeds of $12.5 million, which was reduced by ESOP shares valued at $1.0 million, direct expenses related to the IPO of $718,000 and the capitalization of Georgetown Bancorp MHC totaling $50,000. Retained earnings increased $358,000, or 4.4%, to $8.4 million at March 31, 2005, from $8.1 million at June 30, 2004, reflecting net income of $377,000 for the nine months ended March 31, 2005, and an increase in accumulated other comprehensive loss to $121,000 at March 31, 2005, from $102,000 at June 30, 2004, reflecting $19,000 in net unrealized losses on securities available for sale for the nine months ended March 31, 2005.

Comparison  of  Operating  Results for the Three Months Ended March 31, 2005 and
2004

     General. Net income increased $4,000, or 6.73%, to $66,000 for the three months ended March 31, 2005, from $62,000 for the three months ended March 31, 2004. The increase in net income reflected an increase in net interest income, which was substantially offset by increased non-interest expense.

     Interest Income. Interest income increased by $398,000, or 27.9%, to $1.8 million for the three months ended March 31, 2005, from $1.4 million for the three months ended March 31, 2004. The increase resulted primarily from an increase of $186,000, or 14.3%, in interest income on loans receivable and an increase of $152,000, or 122.6%, in interest and dividend income on securities. The increase in interest income reflected a $36.8 million, or 32.8%, increase in the average balance of interest-earning assets for the three months ended March 31, 2005 to $148.9 million from $112.1 million for the three months ended March 31, 2004. Partially offsetting the increase in interest income attributable to higher average balances of interest-earning assets was the 19 basis point decrease in the average yield on interest-earning assets to 4.91% for the three months ended March 31, 2005 from 5.10% for the three months ended March 31, 2004.

     Interest income on loans receivable increased $186,000, or 14.3%, to $1.5 million for the three months ended March 31, 2005, from $1.3 million for the three months ended March 31, 2004. The increase was due to the increase in the average balance of loans receivable of $13.6 million, or 14.3%, to $108.9 million for the three months ended March 31, 2005 from $95.3 million for the three months ended March 31, 2004. Average loan yields were 5.46% for the three months ended March 31, 2005 and for the three months ended March 31, 2004.

     Interest and dividend income on investment securities increased $152,000, or 122.6%, to $276,000 for the three months ended March 31, 2005 from $124,000 for the three months ended March 31, 2004. The increase was due in part to the increase in the average balance of investment securities of $12.5 million, or 81.1%, to $28.0 million from $15.4 million in the same period in 2004. Also contributing to the increase in interest and dividend income on investments securities was the 74 basis point increase in the average yield on investment securities to 3.95% for the three months ended March 31, 2005, from 3.21% for the three months ended March 31, 2004.

     Interest Expense. Interest expense increased $179,000, or 34.6%, to $695,000 for the three months ended March 31, 2005, from $516,000 for the three months ended March 31, 2004. The increase in interest expense was due to the $22.7 million, or 22.4%, increase in the average balance of interest-bearing liabilities to $123.8 million for the three months ended March 31, 2005, from $101.1 million in the same period in 2004, and by a 20 basis point increase in the average cost to 2.24% for the three months ended March 31, 2005, from 2.04% for the same period in 2004.

     Interest expense on Federal Home Loan Bank advances increased $148,000, or 71.1%, due to a $21.2 million or 85.9% increase in the average balance of advances during the three months ended March 31, 2005, to $45.9 million, from $24.7 million during the same period in 2004, partially offset by a 27 basis point decrease in the average cost of the advances to 3.10% for the three months ended March 31, 2005, from 3.37% for the same period in 2004. Additionally, interest expense on interest-bearing deposits increased $30,000, or 10.0%, to $337,000 for the three months ended March 31, 2005, from $306,000 for the same period in 2004. The increase was primarily due to a 16 basis point increase in the average cost of interest-bearing deposits to 1.75% for the three months ended March 31, 2005, from 1.59% for the same period in 2004. The average balance of interest-bearing deposits decreased $161,000 or .2% for the three months ended March 31, 2005, to $77.2 million from $77.3 million for the same period in 2004.

     Net Interest Income. Net interest income increased $220,000, or 24.1%, to $1.1 million during the three months ended March 31, 2005, from $913,000 for the same period in 2004. The increase in our net interest income was a result of the $14.1 million, or 128.0%, increase in our net interest-earning assets to $25.1 million for the three months ended March 31, 2005, from $11.0 million during the same period in 2004, partially offset by the decrease in our net interest margin to 3.04% during the three months ended March 31, 2005, from 3.26% for the same period ended 2004. The increase in net earning assets was primarily due to net proceeds of $10.8 million received from the Company's IPO.

     Provision for Loan Losses. A provision of $30,000 for the three months ended March 31, 2005 was made, as compared to an $18,000 provision for the three months ended March 31, 2004. The allowance for loan losses was $833,000, or 0.76% of loans outstanding at March 31, 2005, as compared to $858,000, or 0.89% of loans outstanding at March 31, 2004. The decline in the allowance was due to a loan charge-off of $108,000 related to one lending relationship.

     Non-interest Income. Non-interest income increased $7,000, or 7.8%, to $100,000 during the three months ended March 31, 2005, from $93,000 for the same period in 2004. Investment services fees increased $9,000, or 539.7%, as the Company restructured its investment advisor staff. Customer service fees decreased $3,000, or 5.3%, primarily due to a reduction in fees collected relating to service charges and penalties on deposit accounts.

     Non-interest Expense. Non-interest expense increased $209,000, or 23.2%, to $1.1 million for the three months ended March 31, 2005, from $901,000 for the three months ended March 31, 2004. The increase in non-interest expenses was primarily related to new expenses associated with being a public company and expenses related to the establishment of our new investment services program. Compensation and employee benefits increased $83,000, or 16.8%, reflecting a $35,000 increase in director's fees, as the directors met monthly for the quarter ended March 31, 2005 compared to quarterly for the quarter ended March 31, 2004, as well as $21,000 increase in compensation expense in the investment services division, and a $10,000 or 29.1% increase in health insurance. Occupancy expenses increased $13,000, or 8.0%, primarily due to increased costs for snow removal and depreciation expense. Advertising expenses increased $12,000, or 56.5%, as the company utilized direct mail and print advertisement during the quarter ended March 31, 2005. Professional fees increased $68,000 or 181.9% to $105,000 for the three months ended March 31, 2005, from $37,000 for the three months ended March 31, 2004, primarily due to increased expense associated with the new public company corporate form, primarily auditing fees and legal fees from the Company's special counsel. Other general and administrative expenses increased $38,000, or 31.6%, to $154,000 for the three months ended March 31, 2005, from $118,000 from the three months ended

March 31, 2004, primarily due to problem loan expenses of $17,000 mainly from one loan, new expenses associated with being a public company and increased expenses related to the investment services program.

     Income Tax Expense. The provision for income taxes increased to $27,000 for the three months ended March 31, 2005, from $25,000 for the three months ended March 31, 2004, due primarily to the increased level of income before taxes of $93,000 for the three months ended March 31, 2005, compared to $87,000 for the same period in 2004. The effective tax rates for the three months ended March 31, 2005 and 2004 were 28.9% and 28.3%, respectively.

Comparison  of  Operating  Results for the Nine Months  Ended March 31, 2005 and
2004

     General. Net income increased $139,000, or 58.3%, to $377,000 for the nine months ended March 31, 2005, from $238,000 for the nine months ended March 31, 2004. The increase in net income reflected an increase in net interest income, which more than offset increased non-interest expense and decreased non-interest income.

     Interest Income. Interest income increased by $945,000, or 22.2%, to $5.2 million for the nine months ended March 31, 2005, from $4.3 million for the nine months ended March 31, 2004. The increase resulted from an increase of $457,000, or 11.9%, in interest income on loans receivable, an increase of $403,000, or 103.5%, in interest and dividend income on securities and an increase of $85,000, or 514.6% in interest income on short term investments. The increase in interest income reflected the $29.4 million, or 26.8%, increase in the average balance of interest-earning assets to $139.4 million from $109.9 million. Partially offsetting the increase in interest income attributable to higher average balances of interest-earning assets was the 19 basis point decrease in the average yield on interest-earning assets to 4.97% for the nine months ended March 31, 2005 from 5.16% for the nine months ended March 31, 2004.

     Interest income on loans receivable increased $457,000, or 11.9%, to $4.3 million for the nine months ended March 31, 2005, from $3.8 million for the nine months ended March 31, 2004. The increase was due to the increase in the average balance of loans receivable of $13.0 million, or 14.0%, to $105.9 million for the nine months ended March 31, 2005 from $92.9 million for the nine months ended March 31, 2004, partially offset by the 10 basis point decrease in the average yield to 5.42% for the nine months ended March 31, 2005 from 5.52% for the nine months ended March 31, 2004.

     Interest and dividend income on investment securities increased $403,000, or 103.5%, to $792,000 for the nine months ended March 31, 2005 from $389,000 for the nine months ended March 31, 2004. The increase was due in part to the increase in the average balance of investment securities of $11.6 million, or 77.4%, to $26.7 million for the nine months ended March 31, 2005 from $15.1 million for the nine months ended March 31, 2004. Also contributing to the increase in interest and dividend income on investments securities was the 51 basis point increase in the average yield on investment securities to 3.95% for the nine months ended March 31, 2005, from 3.44% for the nine months ended March 31, 2004.

     Interest Expense. Interest expense increased $396,000, or 25.2%, to $2.0 million for the nine months ended March 31, 2005, from $1.6 million for the nine months ended March 31, 2004. The increase in interest expense was due to the $23.0 million, or 22.9%, increase in the average balance of interest-bearing liabilities to $123.5 million for the nine months ended March 31, 2005, from $100.5 million in the same period ended 2004, and by a 4 basis point increase in the average cost of interest-bearing liabilities to 2.13% for the nine months ended March 31, 2005, from 2.09% for the same period in 2004.

     Interest expense on Federal Home Loan Bank advances increased $312,000, or 49.5%, due to a $19.0 million or 83.3% increase in the average balance of advances during the nine months ended March 31, 2005, to $41.8 million, from $22.8 million during the same period in 2004, partially offset by a 68 basis point decrease in the average cost of the advances to 3.00% for the nine months ended March 31, 2005, from 3.68% for the same period in 2004. Additionally, interest expense on interest-bearing deposits increased $83,000, or 8.8%, to $1.0 million for the nine months ended March 31, 2005, from $939,000 for the same period in 2004. The increase was due to the $3.8 million or 4.9% increase in the average balance of interest-bearing deposits for the nine months ended March 31, 2005, to $80.9 million from $77.1 million for the same period in 2004, and by a 7 basis point increase in the average cost of interest-bearing deposits to 1.69% for the nine months ended March 31, 2005, from 1.62% in the same period of 2004.

     Net Interest Income. Net interest income increased $549,000, or 20.5%, to $3.2 million during the nine months ended March 31, 2005, from $2.7 million for the same period in 2004. The increase in our net interest income was a result of the $6.5 million, or 68.5%, increase in our net interest-earning assets to $15.9 million for the nine months ended March 31, 2005, from $9.4 million during the same period in 2004, partially offset by the decrease in our net interest margin to 3.09% during the nine months ended March 31, 2005, from 3.25% for the same period ended 2004.

     Provision for Loan Losses. We made a provision of $66,000 for the nine months ended March 31, 2005, as compared to a $42,000 provision for the nine months ended March 31, 2004. The allowance for loan losses was $833,000, or 0.76% of loans outstanding at March 31, 2005, as compared to $858,000, or 0.89% of loans outstanding at March 31, 2004. The decline in the allowance was due to a loan charge-off of $108,000 related to one lending relationship.

     Non-interest Income. Non-interest income decreased by $10,000, or 3.3%, to $296,000 for the nine months ended March 31, 2005, from $307,000 for the nine month ended March 31, 2004. Customer service fees decreased $13,000 or 5.1% for the nine months ended March 31, 2005, due to a reduction in fees collected relating to service charges and penalties on deposit accounts.

     Non-interest Expense. Non-interest expense increased $295,000, or 11.4%, to $2.9 million for the nine months ended March 31, 2005, from $2.6 million for the nine months ended March 31, 2004. The increase in non-interest expenses was primarily related to new expenses associated with being a public company and expenses related to the establishment of our new investment services program. Compensation and employee benefits increased $143,000, or 10.4%, reflecting a $39,000 increase in director's fees, as the directors met monthly beginning in January 2005 compared to quarterly for periods prior to that, as well as $36,000 increase in compensation expense in the investment services division, and a $27,000 or 28.9% increase in health insurance. Occupancy expenses increased $32,000, or 7.1%, primarily due to increased depreciation expense and costs for snow removal. Advertising expenses decreased $9,000, or 8.9%, as the company did not utilize cable television and radio mediums during the nine months ended March 31, 2005. Professional fees increased $74,000 or 63.6% to $189,000 for the nine months ended March 31, 2005, from $116,000 for the nine months ended March 31, 2004, primarily due to increased expenses associated with the new public company corporate form, primarily auditing fees and legal fees from the Company's special counsel. Other general and administrative expenses increased $50,000, or 14.0%, to $407,000 for the nine months ended March 31, 2005, from $357,000 from the nine months ended March 31, 2004, primarily due to an increase in problem loan expenses of $32,000 mainly from one loan, new expenses associated with being a public company and increased expenses related to the investment services program.

     Income Tax Expense. The provision for income taxes increased to $193,000 for the nine months ended March 31, 2005, from $113,000 for the nine months ended March 31, 2004, due primarily to the increased level of income before taxes of $570,000 for the nine months ended March 31, 2005, compared to $351,000 for the same period in 2004. The effective tax rates for the nine months ended March 31, 2005 and 2004 were 33.9% and 32.1%, respectively.

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


                                           GEORGETOWN BANCORP, INC.
                                                  (Registrant)




Date: May 5, 2005                          /s/ Robert E. Balletto
                                           ------------------------------------
                                           Robert E. Balletto
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)


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