Form 10KSB
period 2005-06-30
Georgetown Bancorp, Inc.
filed 2005-09-28
CIK 1302709

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000-51102

Georgetown Bancorp, Inc.

(Name of Small Business Issuer in its Charter)

Federal	20-2107839
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

2 East Main Street, Georgetown, Massachusetts	01833
(Address of Principal Executive Office)	(Zip Code)

(978) 352-8600

(Issuer’s Telephone Number including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, par value $0.10 per share

(Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the Registrant was required to file reports) and (2) has been subject to such requirements for the past 90 days.

(1) YES      X    .    NO              .

(2) YES      X    .    NO              .

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB.  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The Registrant’s revenues for the fiscal year ended June 30, 2005 were $ 7.5 million.

As of September 26, 2005, there were 2,775,250 shares issued and outstanding of the Registrant’s Common Stock, including 1,527,487 shares owned by Georgetown Bancorp, MHC. The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of the Common Stock as of September 26, 2005 was $9.6 million.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of Annual Report to Stockholders (Parts II and IV)

2.	Proxy Statement for the 2005 Annual Meeting of Stockholders (Part III)

PART I

ITEM 1. Business

Forward Looking Statements

This Annual Report contains certain “forward-looking statements” which may be identified by the use of words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated” and “potential.” Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates and most other statements that are not historical in nature. These factors include, but are not limited to, general and local economic conditions, changes in interest rates, deposit flows, demand for mortgage, and other loans, real estate values, competition, changes in accounting principles, policies, or guidelines, changes in legislation or regulation, and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing products and services.

Georgetown Bancorp, MHC

Georgetown Bancorp, MHC is the federally chartered mutual holding company parent of Georgetown Bancorp, Inc. Georgetown Bancorp, MHC has not engaged in any business to date, other than holding the majority of the voting stock of Georgetown Bancorp. The executive office of Georgetown Bancorp, MHC, is located at 2 East Main Street, Georgetown, Massachusetts 01833, and its telephone number will be (978) 352-8600. Georgetown Bancorp, MHC is subject to comprehensive regulation and examination by the Office of Thrift Supervision.

Georgetown Bancorp, Inc.

Georgetown Bancorp, Inc. is the mid-tier stock holding company for Georgetown Savings Bank. Georgetown Bancorp, Inc. is chartered under Federal law and currently owns 100% of the common stock of Georgetown Savings Bank. The executive office of Georgetown Bancorp, Inc. is located at 2 East Main Street, Georgetown, Massachusetts 01833, and its telephone number is (978) 352-8600. Georgetown Bancorp, Inc. is subject to comprehensive regulation and examination by the Office of Thrift Supervision.

Georgetown Savings Bank

Georgetown Savings Bank is a federally chartered savings bank headquartered in Georgetown, Massachusetts. Georgetown Savings Bank was originally founded in 1868. In connection with its reorganization and stock offering, Georgetown Savings Bank converted from a Massachusetts-chartered savings bank to a federally chartered savings bank on January 5, 2005. Georgetown Savings Bank conducts business from its main office located at 2 East Main Street in Georgetown, Massachusetts, and its branch office located in Rowley, Massachusetts. The telephone number at its main office is (978) 352-8600.

General

Our principal business consists of attracting retail deposits from the general public in the Essex County, Massachusetts region and southern New Hampshire and investing those deposits, together with funds generated from operations, primarily in one- to four-family residential mortgage loans and, to a lesser extent, home equity loans and lines of credit, multi-family and commercial real estate loans, construction loans, commercial loans, consumer loans, and investment securities. Our revenues are derived principally from interest on loans and securities. We also generate revenues from fees and service charges and other income. Our primary sources of funds are deposits, borrowings and principal and interest payments on loans and securities.

On March 4, 2005, Georgetown Savings Bank entered into a lease agreement with Eaglewood Properties, LLC under which the Georgetown Savings Bank will open a full service branch office on Turnpike Street, Route 114 in North Andover, Massachusetts. Management expects the branch office to be operational during the second quarter of fiscal 2006. The lease agreement has a term of 10 years with an option to renew for an additional 10 years.

Market Area

We primarily serve communities located in Essex County, Massachusetts region and, to a lesser extent, southern New Hampshire. Our primary lending and deposit gathering areas are concentrated in the towns of Georgetown and Rowley, Massachusetts and communities contiguous to Georgetown and Rowley. At June 30, 2005, 83.3% of our total loan portfolio consisted of loans secured by real estate located in Essex County, Massachusetts.

Essex County is located in the northeastern portion of Massachusetts, a largely suburban area adjacent to the city of Boston. Georgetown is located 30 miles north of Boston near Interstate 95, the major north-south highway that runs along the East Coast of the United States. Consistent with suburban areas located near large metropolitan areas in general, the economy in Georgetown Savings Bank’s market area is based on a mixture of service, manufacturing, wholesale/retail trade, and state and local government. The market area also serves as a bedroom community for individuals employed in nearby Boston. Maintaining operations near a large metropolitan area serves as a benefit to Georgetown Savings Bank in periods of economic growth, while at the same time fosters significant competition for financial services. Future growth opportunities for Georgetown Savings Bank depend in part on national economic growth factors, the future economic growth in our market area and the intensity of the competitive environment for financial services.

During the past several years, the population and number of households in Essex County has increased moderately. According to published statistics, Essex County’s 2002 population was approximately 730,000 and consisted of approximately 279,000 households. The population has increased approximately 9.0% from 1990 and is projected to grow to approximately 749,000 by 2007. In 2002, median household income for Essex County was approximately $62,433, compared to $60,306 for the Commonwealth of Massachusetts. As of June 2005, the unemployment rate in Essex County was 4.6%, compared to an unemployment rate of 4.7% for the Commonwealth of Massachusetts and 5.0% nationally.

Competition

We face intense competition within our market area both in making loans and attracting deposits. Our market area has a high concentration of financial institutions including large money center and regional banks, community banks and credit unions. Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking. As of June 30, 2004, our market share of deposits represented 41.7% and 38.1% of deposits in Georgetown and Rowley, Massachusetts, respectively.

Our competition for loans and deposits comes principally from commercial banks, savings and cooperative institutions, mortgage banking firms and credit unions. We face additional competition for deposits from short-term money market funds, brokerage firms, mutual funds and insurance companies. Our primary focus is to build and develop profitable customer relationships across all lines of business while maintaining our role as a community bank.

Lending Activities

Our principal lending activity has been the origination of first mortgage loans for the purchase or refinancing of one- to four-family residential real property. We have historically retained all loans that we originate, although we will occasionally enter into loan participations. One- to four-family residential real estate mortgage loans represented $87.3 million, or 75.6% of our total loan portfolio at June 30, 2005. We also offer home equity loans and lines of credit, multi-family and commercial real estate loans, and construction loans and, to a lesser extent, commercial and consumer loans. At June 30, 2005, home equity loans and lines of credit totaled $8.6 million, or 7.4% of our loan portfolio, multi-family and commercial real estate loans totaled $9.8 million, or 8.5% of our loan portfolio, construction mortgage loans totaled $7.9 million, or 6.9% of our loan portfolio, and commercial loans totaled $1.5 million, or 1.3% of our loan portfolio. We also originate consumer loans that are not secured by real estate, including automobile loans, deposit account loans and unsecured personal loans. At June 30, 2005, such loans totaled $372,000, or 0.3% of our loan portfolio.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan as of the dates indicated.

	At June 30,
	2005		2004
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Mortgage loans:
One- to four-family	$87,277	75.55%	$79,923	80.60%
Multi-family and commercial real estate	9,847	8.52	8,134	8.20
Construction	7,931	6.87	4,062	4.10
Home equity loans and lines of credit	8,589	7.43	5,538	5.58
Commercial	1,510	1.31	1,059	1.07
Consumer	372	0.32	450	0.45

Total loans	115,526	100.00%	99,166	100.00%

Other items:
Net deferred loan origination costs	137		67
Allowance for loan losses	(882)		(876)

Total loans, net	$114,781		$98,357

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at June 30, 2005. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	One- to Four-Family		Multi-family and Commercial Real Estate		Construction		Home Equity Loans and Lines of Credit		Commercial		Consumer		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years Ending June 30,
2006	$72	8.14%	$11	6.75%	$451	6.90%	$4	7.38%	$46	6.55%	$75	17.14%	$659	8.17%
2007	126	6.99	29	10.25	—	—	11	7.25	—	—	45	11.32	211	8.39
2008	120	6.65	—	—	690	5.63	5	7.38	139	7.57	122	8.61	1,076	6.34
2009 to 2010	524	5.43	—	—	—	—	211	5.69	442	6.63	11	7.13	1,188	5.94
2011 to 2015	9,894	5.08	2,017	7.14	—	—	796	6.39	132	5.50	—	—	12,839	5.49
2016 to 2020	24,663	5.19	1,862	7.20	—	—	1,194	6.20	751	7.48	—	—	28,470	5.43
2021 and beyond	51,878	5.33	5,928	7.11	6,790	4.96	6,368	6.02	—	—	119	3.59	71,083	5.50

Total	$87,277	5.27%	$9,847	7.14%	$7,931	5.13%	$8,589	6.07%	$1,510	7.04%	$372	9.00%	$115,526	5.51%

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at June 30, 2005 that are contractually due after June 30, 2006.

	Due After June 30, 2006
	Fixed	Adjustable	Total
	(In thousands)
One- to four-family	$59,034	$28,171	$87,205
Multi-family and commercial real estate	5,236	4,600	9,836
Construction	2,116	5,364	7,480
Home equity loans and lines of credit	1,985	6,600	8,585
Commercial	732	732	1,464
Consumer	179	118	297

Total loans	$69,282	$45,585	$114,867

One- to Four-Family Residential Loans. Our primary lending activity consists of the origination of one- to four-family residential mortgage loans substantially all of which are secured by properties located in our primary market area. At June 30, 2005, $87.3 million, or 75.6% of our loan portfolio, consisted of one- to four-family residential mortgage loans. We generally retain for our portfolio all loans that we originate. One- to four-family mortgage loan originations are generally obtained from our in-house loan representatives, from existing or past customers, through advertising, and through referrals from local real estate brokers, third party commissioned loan originators and attorneys and are underwritten pursuant to Georgetown Savings Bank’s policies and standards. Generally, one- to four-family residential mortgage loans are originated in amounts up to 80% of the lesser of the appraised value or purchase price of the property, with private mortgage insurance required on loans with a loan-to-value ratio in excess of 80%. We will not make loans with a loan-to-value ratio in excess of 95%. Fixed rate mortgage loans generally are originated for terms of 10, 15, 20, 25, 30 and 40 years. Generally, all fixed rate residential mortgage loans are underwritten according to Fannie Mae policies and procedures.

We also offer adjustable-rate mortgage loans for one- to four-family properties, with an interest rate based on the one-year Constant Maturity Treasury Bill Index, which adjusts annually from the outset of the loan or which adjusts annually after a three-or five-year initial fixed rate period. We originated $11.4 million of adjustable rate one- to four-family residential loans during the fiscal year ended June 30, 2005, as compared to total originations of $17.0 million one- to four-family residential loans during the same period. Our adjustable rate mortgage loans generally provide for maximum rate adjustments of 2% per adjustment, with a lifetime maximum adjustment up to 6%, regardless of the initial rate. Our adjustable rate mortgage loans amortize over terms of up to 30 years.

Adjustable rate mortgage loans decrease the risk associated with changes in market interest rates by periodically repricing, but involve other risks because, as interest rates increase, the underlying payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustments permitted by our loan documents and, therefore, the effectiveness of adjustable rate mortgage loans may be limited during periods of rapidly rising interest rates. At June 30, 2005, $28.2 million, or 32.3% of our one- to four-family residential loans, had adjustable rates of interest.

In an effort to provide financing for first-time homebuyers, we offer our own first-time homebuyer loan program. This program offers one- to four-family residential mortgage loans to qualified individuals. These loans are offered with terms and adjustable and fixed rates of interest similar to our other one- to four-family mortgage loan products, except that adjustable rate loans provide for a maximum rate adjustment of 1% per adjustment. With this program, borrowers do not pay any loan origination fees. Such loans must be secured by an owner-occupied residence. These loans are originated using similar underwriting guidelines as our other one- to four-family mortgage loans. Such loans are originated in amounts of up to 95% of the lower of the property’s appraised value or the sale price. Private mortgage insurance is required for loans with loan-to-value ratios of over 80%.

All residential mortgage loans that we originate include “due-on-sale” clauses, which give us the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid. Regulations limit the amount that a savings association may lend relative to the appraised value of the real estate securing the loan, as determined by an appraisal of the property at the time the loan is originated. All borrowers are required to obtain title insurance for the benefit of Georgetown Savings Bank. We also require homeowner’s insurance and fire and casualty insurance and, where circumstances warrant, flood insurance on properties securing real estate loans. Our loan policy provides that we will not originate loans secured by real estate which contain underground fuel storage tanks. At June 30, 2005, our largest residential mortgage loan had a principal balance of $795,000 and was secured by a residence located in Boston, Massachusetts. This loan was performing in accordance with its repayment terms.

Home Equity Loans and Home Equity Lines of Credit. We also offer home equity loans and home equity lines of credit, both of which are secured by one- to four-family residences. At June 30, 2005, home equity loans and equity lines of credit totaled $8.6 million, or 7.4% of total loans. Additionally, at June 30, 2005, the unadvanced amounts of home equity lines of credit totaled $10.1 million. The underwriting standards utilized for home equity loans and equity lines of credit include a determination of the applicant’s credit history, an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan. The combined loan-to-value ratio for home equity loans and equity lines of credit is generally limited to 80%. Home equity loans are offered with fixed rates of interest and with terms of up to 15 years. Our home equity lines of credit have adjustable rates of interest which are equal to the prime rate, as reported in The Wall Street Journal.

Multi-Family and Commercial Real Estate Loans. We originate multi-family and commercial real estate loans, including commercial lines of credit, that are generally secured by five or more unit apartment buildings and properties used for business purposes such as small office buildings or retail facilities primarily located in our primary market area. At June 30, 2005, multi-family and commercial real estate mortgage loans totaled $9.8 million, which amounted to 8.5% of total loans. Our real estate underwriting policies provide that such loans may be made in amounts of up to 80% of the appraised value of the property, provided such loan complies with our loans-to-one borrower limit for these types of loans. Our loans-to-one borrower limit is 15% of Georgetown Savings Bank’s capital, which, at June 30, 2005 was $2.4 million. Our multi-family and commercial real estate loans may be made with terms of up to 25 years and are offered with interest rates that are fixed or adjust periodically and are indexed to the prime rate as reported in The Wall Street Journal. In reaching a decision on whether to make a multi-family or commercial real estate loan, we consider the net operating income of the property, the borrower’s expertise and credit history, and the profitability of the underlying business and the value of the underlying property. In addition, with respect to real estate rental properties, we will also consider the term of the lease and the quality of the tenants. We generally require that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.2 times. Environmental surveys are generally required for commercial real estate loans. Generally, multi-family and commercial real estate loans made to corporations, partnerships and other business entities require the principals to execute the loan agreements in their individual capacity as well as signing on behalf of such business entity.

A commercial borrower’s financial information is monitored on an ongoing basis by requiring periodic financial statement updates, payment history reviews and periodic face-to-face meetings with the borrower. We require commercial borrowers to provide annually updated financial statements and federal tax returns. These requirements also apply to the individual principals of our commercial borrowers. We also require borrowers with rental investment property to provide an annual report of income and expenses for the property, including a tenant list and copies of leases, as applicable. The largest multi-family and commercial real estate loan in our portfolio at June 30, 2005 was an $820,000 loan located in our primary market area and secured by commercial real estate. This loan was performing according to its terms at June 30, 2005

Loans secured by commercial real estate, including multi-family properties, generally involve larger principal amounts and a greater degree of risk than one- to four-family residential mortgage loans. Because payments on loans secured by commercial real estate, including multi-family properties, are often dependent on successful operation or management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy.

Construction Loans. We also originate construction loans for the development of one- to four-family residential properties located in our primary market area. Residential construction loans are generally offered to experienced local developers operating in our primary market area and to individuals for the construction of their personal residences. At June 30, 2005, residential construction loans amounted to $7.2 million, or 6.3% of total loans. At June 30, 2005, the unadvanced portion of these residential construction loans totaled $3.1 million.

Our residential construction loans generally provide for the payment of interest only during the construction phase, which is usually 12 months. In the case of construction loans to individuals for the construction of their primary residences, our policies require that the loan convert to a permanent mortgage loan at the end of the construction phase. Residential construction loans can be made with a maximum loan-to-value ratio of 90%, provided that the borrower obtains private mortgage insurance on the loan if the loan balance exceeds 80% of the appraised value or sales price, whichever is less, of the secured property. At June 30, 2005, the largest outstanding residential construction loan commitment was for $2.4 million located in Lexington, MA, $1.6 million of which was outstanding. This loan was performing according to its terms at June 30, 2005. Residential construction loans are generally made on the same terms as our one- to four-family mortgage loans.

Before making a commitment to fund a residential construction loan, we require an appraisal on the property by an independent licensed appraiser. We also review and inspect each property before disbursement of funds during the terms of the construction loan. Loan proceeds are disbursed after inspection based on the percentage of completion method.

We also make construction loans for commercial development projects. The projects include multi-family, apartment and small retail and office buildings. These loans generally have an interest-only phase during construction then convert to permanent financing. Disbursement of funds are at our sole discretion and are based on the progress of construction. The maximum loan-to-value ratio limit applicable to these loans is generally 80%. At June 30, 2005, commercial construction loans totaled $690,000, or 0.6% of total loans. At June 30, 2005, the unadvanced portion of these commercial construction loans totaled $310,000.

Construction and development financing is generally considered to involve a higher degree of credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the value of the property at completion of construction compared to the estimated cost (including interest) of construction and other assumptions. If the estimate of construction cost proves to be inaccurate, we may be required to advance funds beyond the amount originally committed in order to protect the value of the property. Additionally, if the estimate of value proves to be inaccurate, we may be confronted with a project, when completed, having a value which is insufficient to assure full repayment.

Commercial Loans. At June 30, 2005, we had $1.5 million in commercial loans, which amounted to 1.3% of total loans. We make commercial business loans primarily in our market area to a variety of professionals, sole proprietorships and small businesses. Commercial lending products include term loans and revolving lines of credit. The maximum amount of a commercial business loan is limited by our loans-to-one-borrower limit. Our loans-to-one borrower limit is 15% of Georgetown Savings Bank’s capital, which at June 30, 2005, was $2.4 million. Such loans are generally used for longer-term working capital purposes such as purchasing equipment or furniture. Commercial loans are made with either adjustable or fixed rates of interest. Variable rates are based on the prime rate, as published in The Wall Street Journal, plus a margin. Fixed rate commercial loans are set either at a margin above the Federal Home Loan Bank comparable advance rate or the prime rate swap curve.

When making commercial loans, we consider the financial statements of the borrower, our lending history with the borrower, the debt service capabilities of the borrower, the projected cash flows of the business and the value of the collateral. Commercial loans are generally secured by a variety of collateral, primarily accounts receivable, inventory and equipment, and we also require the business principals to execute such loans in their individual capacities. Depending on the amount of the loan and the collateral used to secure the loan, commercial loans are made in amounts of up to 90% of the value of the collateral securing the loan. We generally do not make unsecured commercial loans.

Commercial loans generally have greater credit risk than residential mortgage loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial loans generally are made on the basis of the borrower’s ability to repay the loan from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself. Further, any collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value. We seek to minimize these risks through our underwriting standards. At June 30, 2005, our largest commercial loan was a $168,000 loan secured by business equipment in our primary market area. This loan was performing according to its terms at June 30, 2005.

Consumer Loans. We offer a limited range of consumer loans, principally to Georgetown Savings Bank customers residing in our primary market area with acceptable credit ratings. Our consumer loans generally consist of loans on new and used automobiles, loans secured by deposit accounts and unsecured personal loans. Consumer loans totaled $372,000, or 0.3% of our total loan portfolio at June 30, 2005.

Origination, Participation and Servicing of Loans. Lending activities are conducted primarily by our loan personnel operating at our main and branch office locations. All loans originated by us are underwritten pursuant to our policies and procedures. We originate both adjustable rate and fixed rate loans. Our ability to originate fixed or adjustable rate loans is dependent upon the relative customer demand for such loans, which is affected by the current and expected future levels of market interest rates. From time to time, we will participate in loans, sometimes as the “lead lender.” Whether we are the lead lender or not, we underwrite our participation portion of the loan according to our own underwriting criteria and procedures. At June 30, 2005, we had $1.3 million in loan participation interests.

We generally retain in our portfolio and service all loans that we originate. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans.

During the fiscal year ended June 30, 2005, we originated $17.0 million of fixed rate and adjustable rate one- to four-family loans, all of which loans were retained by us.

The following table shows our loan originations, sales and repayment activities for the fiscal years indicated.

	Fiscal Years Ended June 30,
	2005	2004
	(In thousands)
Total loans at beginning of year	$99,166	$88,783
Loans originated:
One- to four-family	16,975	26,216
Multi-family and commercial real estate	2,520	438
Construction	10,748	5,974
Home equity loans and lines of credit	5,460	5,103
Commercial	1,044	315
Consumer	331	325

Total loans originated	37,078	38,371

Deduct:
Principal repayments	(20,718)	(27,988)
Loan sales	—	—

Net loan activity	16,360	10,383

Total loans at end of year	$115,526	$99,166

Loan Approval Procedures and Authority. Georgetown Savings Bank’s lending activities follow written, non-discriminatory underwriting standards and loan origination procedures established by Georgetown Savings Bank’s Board of Directors. The loan approval process is intended to assess the borrower’s ability to repay the loan, the viability of the loan, and the adequacy of the value of the collateral that will secure the loan. To assess the borrower’s ability to repay, we review the employment and credit history and information on the historical and projected income and expenses of borrowers.

Georgetown Savings Bank’s policies and loan approval limits are established by the Board of Directors. The Board of Directors has designated certain individuals of Georgetown Savings Bank (ranging from senior management to senior loan underwriter) (the “Designated Individuals”) to consider and approve loans within their designated authority. Loans in amounts above the authorized limits of the Designated Individuals and loans outside of the designated authority of the Designated Individuals require the approval of Georgetown Savings Bank’s Executive Committee. The Executive Committee consists of five non-employee directors of Georgetown Savings Bank. All loans, which are approved by the Designated Individuals, are still reviewed and ratified by the Executive Committee. In addition, the full Board of Directors of Georgetown Savings Bank ratifies all loans originated by Georgetown Savings Bank.

With regard to the lending authority of the Designated Individuals, Georgetown Savings Bank’s President and Chief Executive Officer and Senior Lending Officer each possess individual authority to approve all types of credit in amounts up to $700,000. These two Designated Individuals may also approve all types of credits in amounts up to $1 million on a combined basis. In addition, the Loan Department Manager possesses individual authority to approve all types of credits in amounts up to $200,000. Georgetown Savings Bank’s Loan Department Manager and senior loan underwriter possess joint authority to approve one- to four-family mortgage loans which meet the eligibility requirements for sale to Fannie Mae on the secondary mortgage market.

We typically require appraisals of all real property securing loans, except for home equity loans and equity lines of credit, in which case we may use the tax assessed value of the property securing such loan. Appraisals are performed by independent licensed appraisers. All appraisers are approved by the Board of Directors annually. We require fire and extended coverage insurance in amounts at least equal to the principal amount of the loan.

Non-performing and Problem Assets

Georgetown Savings Bank commences collection efforts when a loan becomes seven days past due with system generated reminder notices. Subsequent late charge and delinquent notices are issued and the account is monitored on a regular basis thereafter. Personal, direct contact with the borrower is attempted early in the collection process as a courtesy reminder and later to determine the reason for the delinquency and to safeguard Georgetown Savings Bank’s collateral. When a loan is more than 60 days past due, the credit file is reviewed and, if deemed necessary, information is updated or confirmed and collateral re-evaluated. We make every effort to contact the borrower and develop a plan of repayment to cure the delinquency. All loans 30 days past due are reported to the Board of Directors. Upon direction of the Board of Directors, if no repayment plan is in process, the file is referred to counsel for the commencement of foreclosure or other collection efforts.

Loans are generally placed on non-accrual status when they are more than 90 days delinquent. When loans are placed on a non-accrual status, unpaid accrued interest is fully reserved, and further income is recognized only to the extent cash payments are received.

Non-performing Loans. At June 30, 2005, $627,000 or 0.54% of our total loans were non-performing loans. These loans consisted of three loans to three individual borrowers. All three loans are secured by real property including, personal residences and residential undeveloped land.

Potential problem loans are loans that are currently performing and are not included in non-accrual loans below, but about which we have serious doubts as to the borrower’s ability to comply with present repayment terms. These loans are likely to be included later in non-accrual or past due loans, so they are considered by management in assessing the adequacy of the allowance for loan losses. At June 30, 2005, no loans had been identified as potential problem loans that caused management to have serious doubts regarding the ability of such borrowers to comply with the present loan repayment terms.

Non-performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. Delinquent loans that are 90 days or more past due are generally considered non-performing assets.

	At June 30,
	2005	2004
	(Dollars in thousands)
Non-accrual loans:
One- to four-family	$—	$235
Multi-family and commercial real estate	—	435
Construction	—	37
Home equity loans and lines of credit	—	—
Commercial	—	67
Consumer	—	—

Total non-accrual loans	—	774

Loans greater than 90 days delinquent and still accruing:
One- to four-family	276	—
Multi-family and commercial real estate	121	—
Construction	—	—
Home equity loans and lines of credit	—	—
Commercial	—	—
Consumer	—	—

Total loans 90 days and still accruing	397	—

Restructured loans	230	—

Total non-performing loans	627	774

Real estate owned:
One- to four-family	—	—
Multi-family and commercial real estate	—	—
Construction	—	—
Home equity loans and lines of credit	—	—
Commercial	—	—
Consumer	—	—

Total real estate owned	—	—

Total non-performing assets	$627	$774

Ratios:
Non-performing loans to total loans	0.54%	0.78%
Non-performing assets to total assets	0.39%	0.62%

The loans shown above were on an accrual basis for the entire fiscal year ended June 30, 2005. For the fiscal year ended June 30, 2004, gross interest income which would have been recorded had our non-accruing loans been current in accordance with their original terms amounted to $67,000. Interest income recognized on such loans for the fiscal year ended June 30, 2004 was $12,000.

Delinquent Loans. The following table sets forth our loan delinquencies by type, by amount and by percentage of type at the dates indicated.

	Loans Delinquent For
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At June 30, 2005
One- to four-family	—	$—	1	$276	1	$276
Multi-family and commercial real estate	—	—	1	121	1	121
Construction	—	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Total	—	$—	2	$397	2	$397

At June 30, 2004
One- to four-family	1	$126	1	$235	2	$361
Multi-family and commercial real estate	—	—	1	435	1	435
Construction	—	—	1	37	1	37
Home equity loans and lines of credit	—	—	—	—	—	—
Commercial	—	—	1	67	1	67
Consumer	—	—	—	—	—	—

Total	1	$126	4	$774	5	$900

Classified Assets. Office of Thrift Supervision regulations provide that loans and other assets of lesser quality should be classified as “substandard,” “doubtful” or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that we will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. We classify an asset as “special mention” if the asset has a potential weakness that warrants management’s close attention.

We are required to establish general allowances for loan losses in an amount deemed prudent by management for loans classified substandard or doubtful, as well as for other problem loans. General allowances represent loss allowances which have been established to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When we classify problem assets as “loss,” we are required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount. Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by the Office of Thrift Supervision which can order the establishment of additional general or specific loss allowances.

On the basis of management’s review of our assets, at June 30, 2005, we had classified $627,000 of our assets as special mention, which consisted of three loans to three separate borrowers. At June 30, 2005, none of our assets were classified as substandard, doubtful or loss. The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations. Not all classified assets constitute non-performing assets.

Allowance for Loan Losses

The allowance for loan losses is the amount estimated by management as necessary to cover credit losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged against income.

Management performs a quarterly evaluation of the adequacy of the allowance for loan losses. We consider a variety of factors in establishing this estimate including, but not limited to, charge-off history, changes in management or underwriting policies, current economic conditions, delinquency statistics, geographic and industry concentrations, the adequacy of the underlying collateral, the financial strength of the borrower, results of internal and external loan reviews and other relevant qualitative loan portfolio risk factors. This evaluation is inherently subjective, as it requires material estimates by management that may be susceptible to significant change.

The analysis has three components: specific, general, and an unallocated component. The specific component relates to loans that are determined to be impaired. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. The general component is determined by segregating the remaining loans by type of loan and analyzing all of the appropriate qualitative loan portfolio risk factors. This analysis establishes general allowance percentages that are applied to the loan groups to determine the amount of the general component of the allowance for loan losses.

An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating losses in the portfolio, because regardless of the extent of our analysis of customer performance, portfolio trends or risk management processes, certain inherent but undetected losses are probable within our loan portfolio. This is due to several factors, including inherent delays in obtaining information regarding a customer’s financial condition or changes in a customer’s unique business conditions, the judgmental nature of individual loan evaluations, collateral assessments and the interpretation of economic trends. Volatility of economic or customer-specific conditions affecting the identification and estimation of losses from larger non-homogeneous credits and the sensitivity of assumptions utilized to establish allowances for homogeneous groups of loans, loan portfolio concentrations, and other subjective considerations are among other factors. Because of the imprecision surrounding these factors, we maintain an unallocated component available to be allocated to a specific loan category.

Actual loan losses may be significantly more than the allowances we have established, which could have a material negative effect on our financial results.

In addition, as an integral part of their examination process, the Office of Thrift Supervision will periodically review our allowance for loan losses. Such agency may require that we recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

Allowance for Loan Losses. The following table sets forth activity in our allowance for loan losses for the fiscal years indicated.

	At or For the Fiscal Years Ended June 30,
	2005 (1)	2004 (1)
	(Dollars in thousands)
Balance at beginning of year	$876	$815

Charge-offs:
One- to four-family	—	—
Multi-family and commercial real estate	41	—
Construction	—	—
Home equity loans and lines of credit	—	—
Commercial	68	—
Consumer	1	1

Total charge-offs	110	1

Recoveries:
One- to four-family	—	—
Multi-family commercial real estate	1	—
Construction	—	—
Home equity loans and lines of credit	—	—
Commercial	—	1
Consumer	1	1

Total recoveries	2	2

Net (charge-offs) recoveries	(108)	1
Provision for loan losses	114	60

Balance at end of year	$882	$876

Ratios:
Net charge-offs to average loans outstanding (annualized)	0.10%	—%
Allowance for loan losses to non-performing loans at end of year	222.17	113.18
Allowance for loan losses to total loans at end of year	0.76	0.88

(1)	Total loans, including net deferred loan costs, for the periods ended June 30, 2005 and 2004 were $115.7 million, and $99.2 million, respectively.

Allocation of Allowance for Loan Losses. The following table sets forth the allowance for loan losses allocated by loan category, the total loan balances by category, and the percent of loans in each category to total loans at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At June 30,
	2005			2004
	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
One- to four-family	$395	$87,277	75.55%	$425	$79,923	80.60%
Multi-family and commercial real estate	180	9,847	8.52	202	8,134	8.20
Construction	141	7,931	6.87	85	4,062	4.10
Home equity loans and lines of credit	129	8,589	7.43	83	5,538	5.58
Commercial	30	1,510	1.31	26	1,059	1.07
Consumer	7	372	0.32	7	450	0.45
Unallocated	—	—	—	48	—	—

Total	$882	$115,526	100.00%	$876	$99,166	100.00%

Each quarter, management evaluates the total balance of the allowance for loan losses based on several factors that are not loan specific, but are reflective of the inherent losses in the loan portfolio. This process includes, but is not limited to, a review of several qualitative loan portfolio risk factors. First, we group loans by delinquency status. All loans 90 days or more delinquent are evaluated individually, based primarily on the value of the collateral securing the loan. Specific loss allowances are established as required by this analysis. All loans for which a specific loss allowance has not been assigned are segregated by type and a loss allowance is established by using loss experience data and management’s judgment concerning other matters it considers significant. The allowance is allocated to each category of loan based on the results of the above analysis.

This analysis process is inherently subjective, as it requires us to make estimates that are susceptible to revisions as more information becomes available. Although we believe that we have established the allowance at levels to absorb probable and estimable losses, future additions may be necessary if economic or other conditions in the future differ from the current environment.

Investments

Our Board of Directors is responsible for adopting our Investment Policy. The Investment Policy is reviewed annually by management and any changes to the policy are recommended to and subject to the approval of our Board of Directors. Authority to make investments under the approved Investment Policy guidelines is delegated to appropriate officers. While general investment strategies are developed and authorized by the Board of Directors, the execution of specific actions rests with our President and Chief Executive Officer or our Chief Financial Officer who may act individually or jointly. Our President and Chief Executive Officer and Chief Financial Officer are both responsible for ensuring that the guidelines and requirements included in the Investment Policy are followed and that all securities are considered prudent for investment. Both of these individuals are authorized to execute investment transactions (purchases and sales) up to $2 million per transaction without the prior approval of the Executive Committee and within the scope of the established Investment Policy. Each transaction in excess of $2 million must receive prior approval of the Executive Committee. All investment transactions are reviewed at regularly scheduled meetings of the Board of Directors. The Executive Committee is comprised of our Chairman and four other non-employee directors.

Federally chartered thrifts have authority to invest in various types of assets, including U.S. Treasury obligations, securities of various federal agencies, mortgage-backed securities, certain certificates of deposit of insured financial institutions, overnight and short-term loans to other banks, corporate debt instruments, and Fannie Mae and Freddie Mac equity securities. Georgetown Bancorp, Inc., as a federally chartered mid-tier stock holding company, may invest in equity securities subject to certain limitations.

Our investment portfolio at June 30, 2005, at amortized cost, consisted of $6.0 million in United States Government and agency securities and $2.5 million in Federal Home Loan Bank of Boston stock . We also invest in mortgage-backed securities, all of which are guaranteed by United States Government agencies or government sponsored enterprises. At June 30, 2005, our mortgage-backed securities portfolio totaled $23.2 million, or 14.6% of total assets, and consisted of $23.2 million in fixed-rate securities guaranteed by Fannie Mae or Freddie Mac. Securities can be classified as held-to-maturity or available-for-sale at the date of purchase.

The following table sets forth the amortized cost and fair value of our securities portfolio at the dates indicated.

	At June 30,
	2005		2004
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities available for sale:
U.S. Government and federal agency obligations	$4,994	$4,952	$3,002	$2,955
Mortgage-backed securities	11,842	11,862	7,257	7,149

Total debt securities	16,836	16,814	10,259	10,104
Bank Investment Fund One	—	—	199	195

Total securities available for sale	$16,836	$16,814	$10,458	$10,299

Securities held to maturity:
U.S. Government and federal agency obligations	$1,000	$995	$750	$752
Other bonds and notes obligations	—	—	200	201
Mortgage-backed securities	11,380	11,467	2,732	2,776

Total securities held to maturity	$12,380	$12,462	$3,682	$3,729

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at June 30, 2005 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Securities available for sale:
U.S. Government and federal agency obligations	$1,500	2.27%	$3,494	3.12%	$—	—%	$—	—%	$4,994	$4,952	2.86%
Mortgage-backed securities	—		—		8,243	4.25	3,599	4.89	11,842	11,862	4.43

Total securities available for sale	$1,500	2.27%	$3,494	3.12%	$8,243	4.25%	$3,598	4.89%	$16,836	$16,814	3.97%

Securities held to maturity:
U.S. Government and federal agency obligations	$500	1.60%	$500	3.40%	$—	—%	$—	—%	$1,000	$995	2.50%

Mortgage-backed securities	—		79	6.33	4,312	4.15	6,989	4.74	11,380	11,467	4.53

Total securities held to maturity	$500	1.60%	$579	3.80%	$4,312	4.15%	$6,989	4.74%	$12,380	$12,462	4.35%

Sources of Funds

General. Deposits have traditionally been the primary source of funds for use in lending and investment activities. We also use borrowings, primarily Federal Home Loan Bank of Boston advances, to supplement cash flow needs, lengthen the maturities of liabilities for interest rate risk purposes and to manage the cost of funds. In addition, funds are derived from scheduled loan payments, investment maturities, loan prepayments, retained earnings and income on earning assets. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition.

Deposits. Our deposits are generated primarily from residents within our primary market area. We offer a selection of deposit accounts, including demand accounts, NOW accounts, money market accounts, savings accounts and certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. We have not accepted brokered deposits in the past, although we have the authority to do so.

Interest rates paid, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market rates, liquidity requirements, rates paid by competitors and growth goals. Personalized customer service and long-standing relationships with customers are relied upon to attract and retain deposits.

The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition. The variety of deposit accounts offered allows us to be competitive in obtaining funds and responding to changes in consumer demand. Based on experience, we believe that our deposits are relatively stable. However, the ability to attract and maintain deposits, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions. At June 30, 2005, $33.9 million, or 37.5% of our deposit accounts were certificates of deposit, of which $10.8 million have maturities of one year or less.

The following table sets forth the distribution of total deposits by account type and related average rates, at the dates indicated.

	At June 30,
	2005			2004
	Actual Balance	Percent	Weighted Average Rate	Actual Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
Demand deposits	$10,388	11.50%	—%	$9,734	11.16%	—%
NOW deposits	4,665	5.16	0.05	5,077	5.82	0.05
Money market deposits	20,954	23.20	1.76	16,075	18.42	1.30
Regular and other savings	20,460	22.65	0.33	21,866	25.06	0.30

Total transaction accounts	56,467	62.51		52,752	60.45

Certificates of deposit	33,869	37.49	3.31	34,507	39.55	2.85

Total deposits	$90,336	100.00%	1.72%	$87,259	100.00%	1.43%

The following table sets forth the deposit activities for the fiscal years indicated.

	Fiscal Years Ended June 30,
	2005	2004
	(In thousands)
Beginning balance	$87,259	$82,773
Net deposits before interest credited	1,685	3,245
Interest credited	1,392	1,241

Net increase in deposits	3,077	4,486
Ending balance	$90,336	$87,259

As of June 30, 2005, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was $12.0 million. The following table indicates the amount of those certificates of deposit as of June 30, 2005, by time remaining until maturity.

At June 30, 2005
(In thousands)
Three months or less	$1,741
Over three months through six months	359
Over six months through one year	1,896
Over one year to three years	6,530
Over three years	1,466

Total	$11,992

The following table presents, by rate category, our certificate of deposit accounts as of the dates indicated.

	At June 30,
	2005	2004
	(In thousands)
Interest Rate
Less than 2%	$5,724	$9,866
2.00%-2.99%	4,171	9,775
3.00%-3.99%	17,680	9,275
4.00%-4.99%	3,227	2,048
5.00%-5.99%	2,743	2,796
6.00%-6.99%	324	747

Total	$33,869	$34,507

The following table sets forth the amount and maturities of time deposits at June 30, 2005.

	June 30, 2006	June 30, 2007	June 30, 2008	June 30, 2009	After June 30, 2010	Total
	(In thousands)
Interest Rate
Less than 2%	$5,427	$249	$36	$12	$—	$5,724
2.00% -2.99%	1,634	1,236	563	738	—	4,171
3.00% -3.99%	3,161	4,497	7,152	1,843	1,027	17,680
4.00% -4.99%	321	822	2,004	10	70	3,227
5.00% -5.99%	238	2,505	—	—	—	2,743
6.00% -6.99%	—	—	—	324	—	324

Total	$10,781	$9,309	$9,755	$2,927	$1,097	$33,869

Borrowings. Our borrowings consist primarily of advances from the Federal Home Loan Bank of Boston. As of June 30, 2005, we had Federal Home Loan Bank of Boston advances in the amount of $46.8 million, which represented 33.5% of total liabilities with a weighted average maturity of 1.82 years. Georgetown Savings Bank can currently borrow up to approximately $63.0 million from the Federal Home Loan Bank of Boston through it membership.

The following table sets forth information concerning balances and interest rates on our Federal Home Loan Bank of Boston advances at the dates and for the periods indicated.

	At or For the Fiscal Years Ended June 30,
	Long-Term Borrowings		Short-Term Borrowings(1)
	2005	2004	2005	2004
	(Dollars in thousands)
Balance at end of year	$18,468	$21,012	$28,350	$6,340
Average balance during year	19,888	18,700	22,698	4,732
Maximum outstanding at any month end	21,088	21,012	28,350	6,340
Weighted average interest rate at end of year	3.87%	3.87%	3.32%	1.36%
Average interest rate during year	3.78%	4.21%	2.56%	1.23%

(1)	Represents borrowings of less than one year.

Securities sold under agreements to repurchase are funds borrowed from customers on an overnight basis that are secured by U.S. Government agency obligations. The amount of securities collateralizing the agreements to repurchase remains in securities and the obligation to repurchase securities sold is reflected as a liability on our consolidated balance sheets. The following summarized our repurchase agreements at and for the periods shown:

	At or For the Fiscal Years Ended June 30,
	2005	2004
	(Dollars in thousands)
Balance at end of year	$989	$908
Average balance during year	828	677
Maximum outstanding at any month end	989	908
Weighted average interest rate at end of year	1.00%	1.00%
Average interest rate during year	1.00%	1.01%

Subsidiary Activities

Georgetown Securities Corporation is a wholly-owned subsidiary of Georgetown Savings Bank established in 1995 as a Massachusetts security corporation for the purpose of buying, selling and holding investment securities on its own behalf. The income earned on Georgetown Securities Corporation’s investment securities is subject to a significantly lower rate of state tax than that assessed on income earned on investment securities maintained at Georgetown Savings Bank. At June 30, 2005, Georgetown Securities Corporation had total assets of $24.1 million, virtually all of which were in investment securities.

Legal Proceedings

We are not involved in any pending legal proceedings as a defendant other than routine legal proceedings occurring in the ordinary course of business. At June 30, 2005, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

Expense and Tax Allocation

Georgetown Savings Bank has entered into an agreement with Georgetown Bancorp, Inc. and Georgetown Bancorp, MHC to provide them with certain administrative support services for compensation not less than the fair market value of the services provided. In addition, Georgetown Savings Bank and Georgetown Bancorp, Inc. have entered into an agreement to establish a method for allocating and for reimbursing the payment of their consolidated tax liability.

Personnel

As of June 30, 2005, we had 32 full-time employees and 7 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good relations with our employees.

FEDERAL AND STATE TAXATION

Federal Taxation

General. Georgetown Bancorp, Inc. and Georgetown Savings Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. Georgetown Savings Bank’s federal tax returns are not currently under audit, and have not been audited during the past five years. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to Georgetown Bancorp, Inc. or Georgetown Savings Bank.

Method of Accounting. For federal income tax purposes, the company currently reports its income and expenses on the accrual method of accounting and uses a tax year ending June 30 for filing its federal and state income tax returns.

Bad Debt Reserves. Georgetown Savings Bank is permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions can, within specified formula limits, be deducted in arriving at our taxable income. Pursuant to the Small Business Protection Act of 1996 (the “1996 Act”), savings institutions were required to recapture any excess reserves over those established as of October 31, 1988 (base year reserve). Georgetown Savings Bank recaptured approximately $29,000 of reserves over the six-year period ended June 30, 2002.

Taxable Distributions and Recapture. Prior to the 1996 Act, bad debt reserves created prior to November 1, 1988 were subject to recapture into taxable income should Georgetown Savings Bank fail to meet certain thrift asset and definitional tests. Federal legislation has eliminated these thrift related recapture rules.

At June 30, 2005, our total federal pre-1988 base year reserve was approximately $723,000. However, under current law, pre-1988 base year reserves remain subject to recapture should Georgetown Savings Bank make certain non-dividend distributions, repurchase any of its stock, pay dividends in excess of tax earnings and profits, or cease to maintain a bank charter.

Alternative Minimum Tax. The Internal Revenue Code of 1986, as amended (the “Code”) imposes an alternative minimum tax (“AMT”) at a rate of 20% on a base of regular taxable income plus certain tax preferences (“alternative minimum taxable income” or “AMTI”). The AMT is payable to the extent such AMTI is in excess of an exemption amount and the AMT exceeds the regular income tax. Net operating losses can offset no more than 90% of AMTI. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. Georgetown Savings Bank has not been subject to the alternative minimum tax and has no such amounts available as credits for carryover.

Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At June 30, 2005, Georgetown Savings Bank had no net operating loss carryforwards for federal income tax purposes.

Corporate Dividends-Received Deduction. Georgetown Bancorp, Inc. may exclude from its income 100% of dividends received from Georgetown Savings Bank as a member of the same affiliated group of corporations. The corporate dividends-received deduction is 80% in the case of dividends received from corporations with which a corporate recipient does not file a consolidated tax return, and corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct only 70% of dividends received or accrued on their behalf.

State Taxation

For Massachusetts income tax purposes, a consolidated tax return cannot be filed. Instead, Georgetown Bancorp, Inc., Georgetown Savings Bank, and each of its subsidiaries file separate annual income tax returns. Georgetown Savings Bank’s state tax returns, as well as those of its subsidiaries, are not currently under audit, and have not been audited during the past five years.

Georgetown Savings Bank files Massachusetts Financial Institution income tax returns and is subject to an annual Massachusetts tax at a rate of 10.5% of its net income. Massachusetts net income is defined as gross income from all sources without any exclusions, less the following deductions: all deductions (but not credits) which are allowable under the Code except for those deductions under the Code relating to (1) dividends received, (2) losses sustained in other taxable years, and (3) income or franchise taxes imposed by any state in the United States or a political subdivision.

Georgetown Bancorp, Inc. is required to file a Massachusetts income tax return and is generally subject to a state income tax rate that is the same rate as the tax rate for financial institutions in Massachusetts. However, if Georgetown Bancorp, Inc. meets certain requirements, it may be eligible to be taxed as a Massachusetts Security Corporation. Bank holding companies that are so classified are subject to a state tax rate of 0.33% of their gross income. As of June 30, 2005, Georgetown Bancorp, Inc. has not applied for security corporation status.

Georgetown Savings Bank’s subsidiary, Georgetown Securities Corporation, is taxed as a Massachusetts securities corporation, and is subject to a state tax rate of 1.32% of its gross income.

SUPERVISION AND REGULATION

General

Georgetown Savings Bank is examined and supervised by the Office of Thrift Supervision. This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the Federal Deposit Insurance Corporation’s deposit insurance funds and depositors. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. Following completion of its examination, the federal agency critiques the institution’s operations and assigns its rating (known as an institution’s CAMELS rating). Under federal law, an institution may not disclose its CAMELS rating to the public. Georgetown Savings Bank also is a member of and owns stock in the Federal Home Loan Bank of Boston, which is one of the twelve regional banks in the Federal Home Loan Bank System. Georgetown Savings Bank also is regulated to a lesser extent by the Board of Governors of the Federal Reserve System, governing reserves to be maintained against deposits and other matters. The Office of Thrift Supervision examines us and prepares reports for the consideration of our Board of Directors on any operating deficiencies. Georgetown Savings Bank’s relationship with its depositors and borrowers also is regulated to a great extent by federal laws, especially in matters concerning the ownership of deposit accounts and the form and content of Georgetown Savings Bank’s mortgage documents.

Any change in these laws or regulations, whether by the Federal Deposit Insurance Corporation, the Office of Thrift Supervision or Congress, could have a material adverse impact on Georgetown Bancorp, Inc. and Georgetown Savings Bank and their operations.

Federal Banking Regulation

Business Activities. A federal savings association derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and the regulations of the Office of Thrift Supervision. Under these laws and regulations, Georgetown Savings Bank may invest in mortgage loans secured by residential real estate without limitations as a percentage of assets and non-residential real estate loans which may not in the aggregate exceed 400% of capital, commercial business loans up to 20% of assets in the aggregate and consumer loans up to 35% of assets in the aggregate, certain types of debt securities and certain other assets. Georgetown Savings Bank also may establish subsidiaries that may engage in activities not otherwise permissible for Georgetown Savings Bank, including real estate investment and securities and insurance brokerage.

Capital Requirements. Office of Thrift Supervision regulations require savings associations to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for associations receiving the highest rating on the CAMELS rating system) and an 8% risk-based capital ratio. The prompt corrective action standards discussed below, in effect, establish a minimum 2% tangible capital standard.

The risk-based capital standard for savings associations requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of Thrift Supervision, based on the risks believed inherent in the type of asset. Core capital is defined as common stockholders’ equity (including retained earnings), certain non-cumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 46% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital. Additionally, a savings association that retains credit risk in connection with an asset sale may be required to maintain additional regulatory capital because of the recourse back to the savings association. Georgetown Savings Bank does not typically engage in asset sales.

At June 30, 2005, Georgetown Savings Bank’s capital exceeded all applicable requirements.

Loans-to-One Borrower. A federal savings association generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of June 30, 2005, Georgetown Savings Bank was in compliance with the loans-to-one borrower limitations.

Qualified Thrift Lender Test. As a federal savings association, Georgetown Savings Bank must satisfy the qualified thrift lender, or “QTL,” test. Under the QTL test, Georgetown Savings Bank must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” in at least nine of the most recent 12-month period. “Portfolio assets” generally means total assets of a savings institution, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings association’s business.

“Qualified thrift investments” include various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities, and loans for personal, family, household and certain other purposes up to a limit of 20% of portfolio assets. “Qualified thrift investments” also include 100% of an institution’s credit card loans, education loans and small business loans. Georgetown Savings Bank also may satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code.

A savings association that fails the qualified thrift lender test must either convert to a bank charter or operate under specified restrictions. At June 30, 2005, Georgetown Savings Bank satisfied this test.

Capital Distributions. Office of Thrift Supervision regulations govern capital distributions by a federal savings association, which include cash dividends, stock repurchases and other transactions charged to the capital account. A savings association must file an application for approval of a capital distribution if:

•	the total capital distributions for the applicable calendar year exceed the sum of the association’s net income for that year to date plus the association’s retained net income for the preceding two years;

•	the association would not be at least adequately capitalized following the distribution;

•	the distribution would violate any applicable statute, regulation, agreement or Office of Thrift Supervision-imposed condition; or

•	the association is not eligible for expedited treatment of its filings.

Even if an application is not otherwise required, every savings association that is a subsidiary of a holding company must still file a notice with the Office of Thrift Supervision at least 30 days before the Board of Directors declares a dividend or approves a capital distribution.

The Office of Thrift Supervision may disapprove a notice or application if:

•	the association would be undercapitalized following the distribution;

•	the proposed capital distribution raises safety and soundness concerns; or

•	the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

In addition, the Federal Deposit Insurance Act provides that an insured depository institution shall not make any capital distribution, if after making such distribution the institution would be undercapitalized.

Liquidity. A federal savings association is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation.

Community Reinvestment Act and Fair Lending Laws. All savings associations have a responsibility under the Community Reinvestment Act and related regulations of the Office of Thrift Supervision to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In connection with its examination of a federal savings association, the Office of Thrift Supervision is required to assess the association’s record of compliance with the Community Reinvestment Act. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An association’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the Office of Thrift Supervision, as well as other federal regulatory agencies and the Department of Justice. Georgetown Savings Bank received a satisfactory Community Reinvestment Act rating in its most recent federal examination.

Branching. Subject to certain limitations, the Home Owners’ Loan Act and Office of Thrift Supervision regulations permit federally chartered savings associations to establish branches in any state of the United States. The authority to establish such a branch is available: (i) in states that expressly authorize branches of savings associations located in another state; and (ii) to an association that qualifies as a “domestic building and loan association” under the Code, which imposes qualification requirements similar to those for a qualified thrift lender under the Home Owners’ Loan Act. The authority for a federal savings association to establish an interstate branch network would facilitate a geographic diversification of the association’s activities. This authority under the Home Owners’ Loan Act and Office of Thrift Supervision regulations preempts any state law purporting to regulate branching by federal savings associations.

Privacy Standards. Effective July 2001, financial institutions, including Georgetown Savings Bank, became subject to FDIC regulations implementing the privacy protection provisions of the Gramm-Leach-Bliley Act. These regulations require Georgetown Savings Bank to disclose its privacy policy, including identifying with whom it shares “non-public personnel information” to customers at the time of establishing the customer relationship and annually thereafter.

The regulations also require Georgetown Savings Bank to provide its customers with initial and annual notices that accurately reflect its privacy policies and practices. In addition, Georgetown Savings Bank is required to provide its customers with the ability to “opt-out” of having Georgetown Savings Bank share their non-public personal information with unaffiliated third parties before it can disclose such information, subject to certain exceptions. The implementation of these regulations did not have a material adverse effect on Georgetown Savings Bank. The Gramm-Leach-Bliley Act also provides for the ability of each state to enact legislation that is more protective of consumers’ personal information. We cannot predict whether Massachusetts may enact such legislation or what impact, if any, it would have if enacted.

On February 1, 2001, the FDIC and other federal banking agencies adopted guidelines establishing standards for safeguarding customer information to implement certain provisions of the Gramm-Leach-Bliley Act. The guidelines describe the agencies’ expectations for the creation, implementation and maintenance of an information security program, which would include administrative, technical and physical safeguards appropriate to the size and complexity of the institution and the nature and scope of its activities. The standards set forth in the guidelines are intended to ensure the security and confidentiality of customer records and information, protect against any anticipated threats or hazards to the security or integrity of such records and protect against unauthorized access to or use of such records or information that could result in substantial harm or inconvenience to any customer. Georgetown Savings Bank has implemented these guidelines and such implementation did not have a material adverse effect on our operations.

Transactions with Related Parties. A federal savings association’s authority to engage in transactions with its affiliates is limited by Office of Thrift Supervision regulations and by Sections 23A and 23B of the Federal Reserve Act and its implementing Regulation W. An affiliate is a company that controls, is controlled by, or is under common control with an insured depository institution such as Georgetown Savings Bank. Georgetown Bancorp, Inc. is an affiliate of Georgetown Savings Bank. In general, loan transactions between an insured depository institution and its affiliate are subject to certain quantitative and collateral requirements. In this regard, transactions between an insured depository institution and its affiliate are limited to 10% of the institution’s unimpaired capital and unimpaired surplus for transactions with any one affiliate and 20% of unimpaired capital and unimpaired surplus for transactions in the aggregate with all affiliates. Collateral in specified amounts ranging from 100% to 130% of the amount of the transaction must usually be provided by affiliates in order to receive loans from the association. In addition, Office of Thrift Supervision regulations prohibit a savings association from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates. The Office of Thrift Supervision requires savings associations to maintain detailed records of all transactions with affiliates.

Georgetown Savings Bank’s authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board. Among other things, these provisions require that extensions of credit to insiders (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features, and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Georgetown Savings Bank’s capital. In addition, extensions of credit in excess of certain limits must be approved by Georgetown Savings Bank’s Board of Directors.

Enforcement. The Office of Thrift Supervision has primary enforcement responsibility over federal savings institutions and has the authority to bring enforcement action against all “institution-affiliated parties,” including stockholders, and attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action by the Office of Thrift Supervision may range from the issuance of a capital directive or cease and desist order, to removal of officers and/or directors of the institution and the appointment of a receiver or conservator. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. The Federal Deposit Insurance Corporation also has the authority to terminate deposit insurance or to recommend to the Director of the Office of Thrift Supervision that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take action under specified circumstances.

Standards for Safety and Soundness. Federal law requires each federal banking agency to prescribe certain standards for all insured depository institutions. These standards relate to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation, and other operational and managerial standards as the agency deems appropriate. The federal banking agencies adopted Interagency Guidelines Prescribing Standards for Safety and Soundness to implement the safety and soundness standards required under federal law. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The guidelines address internal controls and information systems, internal audit systems, credit underwriting, loan documentation, interest rate risk exposure, asset growth, compensation, fees and benefits. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to submit a compliance plan.

Prompt Corrective Action Regulations. Under the prompt corrective action regulations, the Office of Thrift Supervision is required and authorized to take supervisory actions against undercapitalized savings associations. For this purpose, a savings association is placed in one of the following five categories based on the association’s capital:

•	well-capitalized (at least 5% leverage capital, 6% Tier 1 risk-based capital and 10% total risk-based capital);

•	adequately capitalized (at least 4% leverage capital, 4% Tier 1 risk-based capital and 8% total risk-based capital);

•	undercapitalized (less than 8% total risk-based capital, 4% Tier 1 risk-based capital or 3% leverage capital);

•	significantly undercapitalized (less than 6% total risk-based capital, 3% Tier 1 risk-based capital or 3% leverage capital); and

•	critically undercapitalized (less than 2% tangible capital).

Generally, the banking regulator is required to appoint a receiver or conservator for an association that is “critically undercapitalized” within specific time frames. The regulations also provide that a capital restoration plan must be filed with the Office of Thrift Supervision within 45 days of the date an association receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” The criteria for an acceptable capital restoration plan include, among other things, the establishment of the methodology and assumptions for attaining adequately capitalized status on an annual basis, procedures for ensuring compliance with restrictions imposed by applicable federal regulations, the identification of the types and levels of activities the savings association will engage in while the capital restoration plan is in effect, and assurances that the capital restoration plan will not appreciably increase the current risk profile of the savings association. Any holding company for the savings association required to submit a capital restoration plan must guarantee the lesser of: an amount equal to 5%

of the savings association’s assets at the time it was notified or deemed to be under capitalized by the Office of Thrift Supervision, or the amount necessary to restore the savings association to adequately capitalized status. This guarantee remains in place until the Office of Thrift Supervision notifies the savings association that it has maintained adequately capitalized status for each of four consecutive calendar quarters, and the Office of Thrift Supervision has the authority to require payment and collect payment under the guarantee. Failure by a holding company to provide the required guarantee will result in certain operating restrictions on the savings association, such as restrictions on the ability to declare and pay dividends, pay executive compensation and management fees, and increase assets or expand operations. The Office of Thrift Supervision may also take any one of a number of discretionary supervisory actions against undercapitalized associations, including the issuance of a capital directive and the replacement of senior executive officers and directors.

At June 30, 2005, Georgetown Savings Bank met the criteria for being considered “well-capitalized.”

Insurance of Deposit Accounts. Deposit accounts in Georgetown Savings Bank are insured by the Federal Deposit Insurance Corporation, generally up to a maximum of $100,000 per separately insured depositor. Georgetown Savings Bank’s deposits therefore are subject to Federal Deposit Insurance Corporation deposit insurance assessments. The Federal Deposit Insurance Corporation has adopted a risk-based system for determining deposit insurance assessments. The Federal Deposit Insurance Corporation is authorized to raise the assessment rates as necessary to maintain the required ratio of reserves to insured deposits of 1.25%.

Prohibitions Against Tying Arrangements. Federal savings associations are prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

Federal Home Loan Bank System. Georgetown Savings Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of Boston, Georgetown Savings Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank of Boston in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its borrowings from the Federal Home Loan Bank of Boston, whichever is greater. As of June 30, 2005, Georgetown Savings Bank was in compliance with this requirement.

Federal Reserve System

The Federal Reserve Board regulations require savings associations to maintain noninterest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At June 30, 2005, Georgetown Savings Bank was in compliance with these reserve requirements.

The USA PATRIOT Act

The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. Certain provisions of the Act impose affirmative obligations on a broad range of financial institutions, including savings banks, like Georgetown Savings Bank. These obligations include enhanced anti-money laundering programs, customer identification programs and regulations relating to private banking accounts or correspondence accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States).

The federal banking agencies have begun to propose and implement regulations pursuant to the USA PATRIOT Act. These proposed and interim regulations would require financial institutions to adopt the policies and procedures contemplated by the USA PATRIOT Act.

Sarbanes-Oxley Act of 2002

In July 2002, the Sarbanes-Oxley Act of 2002 (the “Act”) was enacted, which implemented legislative reforms intended to address corporate and accounting fraud. In addition to the establishment of a new accounting oversight board that will enforce auditing, quality control and independence standards and will be funded by fees from all publicly traded companies, the Act places certain restrictions on the scope of services that may be provided by accounting firms to their public company audit clients. Any non-audit services being provided to a public company audit client will require preapproval by the company’s audit committee. In addition, the Act makes certain changes to the requirements for partner rotation after a period of time. The Act requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission, subject to civil and criminal penalties if they knowingly or willingly violate this certification requirement. In addition, under the Act, counsel will be required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the Board of Directors or the board itself.

Under the Act, longer prison terms will apply to corporate executives who violate federal securities laws; the period during which certain types of suits can be brought against a company or its officers is extended; and bonuses issued to top executives prior to restatement of a company’s financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from insider trading during retirement plan “blackout” periods, and loans to company executives (other than loans by financial institutions permitted by federal rules and regulations) are restricted. In addition, a provision directs that civil penalties levied by the Securities and Exchange Commission as a result of any judicial or administrative action under the Act be deposited to a fund for the benefit of harmed investors. The Federal Accounts for Investor Restitution provision also requires the Securities and Exchange Commission to develop methods of improving collection rates. The legislation accelerates the time frame for disclosures by public companies, as they must immediately disclose any material changes in their financial condition or operations. Directors and executive officers must also provide information for most changes in ownership in a company’s securities within two business days of the change.

The Act also increases the oversight of, and codifies certain requirements relating to audit committees of public companies and how they interact with the company’s “independent registered public accounting firm.” Audit Committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, companies must disclose whether at least one member of the committee is a “financial expert” (as such term is defined by the Securities and Exchange Commission) and if not, why not. Under the Act, a company’s independent registered public accounting firm is prohibited from performing statutorily mandated audit services for a company if such company’s chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions had been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. The Act also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent accountant engaged in the audit of the company’s financial statements for the purpose of rendering the financial statements materially misleading. The Act also requires the Securities and Exchange Commission to prescribe rules requiring inclusion of any internal control report and assessment by management in the annual report to shareholders. The Act requires the company’s independent registered public accounting firm that issues the audit report to attest to and report on management’s assessment of the company’s internal controls.

We anticipate that we will incur additional expense in complying with the provisions of the Act and the regulations that have been promulgated to implement the Act, particularly those regulations relating to the establishment of internal controls over financial reporting.

Holding Company Regulation

General. Georgetown Bancorp, MHC and Georgetown Bancorp, Inc. are non-diversified savings and loan holding companies within the meaning of the Home Owners’ Loan Act. As such, Georgetown Bancorp, MHC and Georgetown Bancorp, Inc. are registered with the Office of Thrift Supervision and subject to Office of Thrift

Supervision regulations, examinations, supervision and reporting requirements. In addition, the Office of Thrift Supervision has enforcement authority over Georgetown Bancorp, Inc. and Georgetown Bancorp, Inc. MHC, and their subsidiaries. Among other things, this authority permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. As federal corporations, Georgetown Bancorp, Inc. and Georgetown Bancorp, MHC are generally not subject to state business organization laws.

Permitted Activities. Pursuant to Section 10(o) of the Home Owners’ Loan Act and Office of Thrift Supervision regulations and policy, a mutual holding company and a federally chartered mid-tier holding company such as Georgetown Bancorp, Inc. may engage in the following activities: (i) investing in the stock of a savings association; (ii) acquiring a mutual association through the merger of such association into a savings association subsidiary of such holding company or an interim savings association subsidiary of such holding company; (iii) merging with or acquiring another holding company, one of whose subsidiaries is a savings association; (iv) investing in a corporation, the capital stock of which is available for purchase by a savings association under federal law or under the law of any state where the subsidiary savings association or associations share their home offices; (v) furnishing or performing management services for a savings association subsidiary of such company; (vi) holding, managing or liquidating assets owned or acquired from a savings subsidiary of such company; (vii) holding or managing properties used or occupied by a savings association subsidiary of such company; (viii) acting as trustee under deeds of trust; (ix) any other activity (A) that the Federal Reserve Board, by regulation, has determined to be permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act of 1956, unless the Director, by regulation, prohibits or limits any such activity for savings and loan holding companies; or (B) in which multiple savings and loan holding companies were authorized (by regulation) to directly engage on March 5, 1987; (x) any activity permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act, including securities and insurance underwriting; and (xi) purchasing, holding, or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such savings and loan holding company is approved by the Director. If a mutual holding company acquires or merges with another holding company, the holding company acquired or the holding company resulting from such merger or acquisition may only invest in assets and engage in activities listed in (i) through (xi) above, and has a period of two years to cease any nonconforming activities and divest any nonconforming investments.

The Home Owners’ Loan Act prohibits a savings and loan holding company, including Georgetown Bancorp, Inc. and Georgetown Bancorp, MHC, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or holding company thereof, without prior written approval of the Office of Thrift Supervision. It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a nonsubsidiary company engaged in activities other than those permitted by the Home Owners’ Loan Act, or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the Office of Thrift Supervision must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors.

The Office of Thrift Supervision is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies; and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Waivers of Dividends by Georgetown Bancorp, MHC. Office of Thrift Supervision regulations require Georgetown Bancorp, MHC to notify the Office of Thrift Supervision of any proposed waiver of its receipt of dividends from Georgetown Bancorp, Inc. The Office of Thrift Supervision reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if: (i) the mutual holding company’s Board of Directors determines that such waiver is consistent with such directors’ fiduciary duties to the mutual holding company’s members; (ii) for as long as the savings association subsidiary is controlled by the mutual holding company, the dollar amount of dividends waived by the mutual holding company is considered as a restriction on the retained earnings of the savings association, which restriction, if material, is disclosed in the public financial statements of the savings association as a note to the financial statements; (iii) the amount of any dividend waived by the mutual holding company is available for declaration as a dividend solely to the mutual holding company, and, in accordance with SFAS 5, where the savings association determines that the payment of such dividend to the mutual holding company is probable, an appropriate dollar amount is recorded as a liability; and (iv) the amount of any waived dividend is considered as having been paid by the savings association in evaluating any proposed dividend under Office of Thrift Supervision capital distribution regulations. We anticipate that Georgetown Bancorp, MHC will waive any dividends paid by Georgetown Bancorp, Inc. Under Office of Thrift Supervision regulations, our public stockholders would not be diluted because of any dividends waived by Georgetown Bancorp, MHC (and waived dividends would not be considered in determining an appropriate exchange ratio) in the event Georgetown Bancorp, MHC converts to stock form.

Federal Securities Laws

Georgetown Bancorp, Inc. common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934. Georgetown Bancorp, Inc. is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

The registration under the Securities Act of 1933 of shares of common stock issued in the offering did not cover the resale of those shares. Shares of common stock purchased by persons who are not affiliates of Georgetown Bancorp, Inc. may be resold without registration. Shares purchased by an affiliate of Georgetown Bancorp, Inc. are subject to the resale restrictions of Rule 144 under the Securities Act of 1933. If Georgetown Bancorp, Inc. meets the current public information requirements of Rule 144 under the Securities Act of 1933, each affiliate of Georgetown Bancorp, Inc. that complies with the other conditions of Rule 144, including those that require the affiliate’s sale to be aggregated with those of other persons, would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of 1% of the outstanding shares of Georgetown Bancorp, Inc., or the average weekly volume of trading in the shares during the preceding four calendar weeks. In the future, Georgetown Bancorp, Inc. may permit affiliates to have their shares registered for sale under the Securities Act of 1933.

ITEM 2. Description of Property

The following table provides certain information with respect to our two banking offices as of June 30, 2005:

Location	Owned or Leased		Year Acquired or Leased		Square Footage	Net Book Value of Real Property
						(In thousands)
Main Office:
2 East Main Street Georgetown, MA 01833	Own		2003	(1)	14,400	$3,342

Branch Office:
303 Haverhill Street Rowley, MA 01969	Leased	(2)	1999		3,500	$573

Branch Office:
Turnpike Street/Route114 North Andover, MA 01845	Leased	(3)	2005		2,437	$61

Other Property (4):
8 Prospect Street Georgetown, MA 01833	Own		1997		1,000	$102

(1)	In 2003, Georgetown Savings Bank constructed a new main office upon this property which it has owned since 1985.
(2)	Georgetown Savings Bank owns the building but leases the land. The lease has a term of 40 years with an option to renew for an additional 10 years.
(3)	Property is under construction and management expects the location to be operational during the second quarter of fiscal 2006. Georgetown Savings Bank is leasing the office space. The lease has a term of 10 years with an option to renew for an additional 10 years.
(4)	This property was acquired in foreclosure and is available for use for banking purposes.

The net book value of our premises, land and equipment was approximately $4.9 million at June 30, 2005.

For information regarding Georgetown Bancorp, Inc’s investment in mortgages and mortgage-related securities, see “Item 1. Business” herein.

ITEM 3. Legal Proceedings

From time to time, we are involved as plaintiff or defendant in various legal proceedings arising in the ordinary course of business. At June 30, 2005, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders during the fourth quarter of the year under report.

PART II

ITEM 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Securities

(a) Our common stock is traded on the OTC Electronic Bulletin Board under the symbol “GTWN”. Georgetown Bancorp, MHC owns 1,527,487 shares, or 55.0% of our outstanding common stock. The approximate number of holders of record of Georgetown Bancorp, Inc.’s common stock as of September 15, 2005 was 323. Certain shares of Georgetown Bancorp, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following table presents quarterly market information for Georgetown Bancorp, Inc.’s common stock for the period ended June 30, 2005. Georgetown Bancorp, Inc. began trading on the Electronic Bulletin Board on January 6, 2005. Accordingly, no information prior to this date is available. The following information was provided by the Electronic Bulletin Board.

Fiscal 2005	High	Low	Dividends
Quarter ended March 31, 2005	$10.15	$9.60	$0.0
Quarter ended June 30, 2005	9.70	8.24	$0.0

Dividend payments by Georgetown Bancorp, Inc. are dependent primarily on dividends it receives from Georgetown Savings Bank, because Georgetown Bancorp, Inc. will have no source of income other than dividends from Georgetown Savings Bank and interest payments with respect to Georgetown Bancorp, Inc.’s loan to the Employee Stock Ownership Plan.

At June 30, 2005, there were no compensation plans under which equity securities of Georgetown Bancorp, Inc. were authorized for issuance.

(b) On January 5, 2005, Georgetown Bancorp, Inc. completed an offering of securities registered pursuant to the Securities Act of 1933, as amended. In connection therewith:

1.	The effective date of the registration statement on Form SB-2, as amended (File No. 333-119007) was November 12, 2004.

2.	The offering of securities was not underwritten. Keefe, Bruyette & Woods, Inc. acted as marketing agent.

3.	The class of securities registered was common stock, $0.10 par value per share. The amount of such securities registered was 1,249,763 shares at an offering price of $10.00 per share. The offering terminated on December 16, 2004 with the sale of 1,249,763 shares at a price of $10.00 per share. In addition to the 1,249,763 shares issued to eligible depositors, Georgetown Bancorp, Inc. issued 1,527,487 additional shares to Georgetown Bancorp, MHC. As a result of the offering, purchasers in the offering own 45.0% of Georgetown Bancorp, Inc.’s common stock, and Georgetown Bancorp, MHC owns 55.0%.

4.	The total offering expenses incurred by Georgetown Bancorp, Inc. were approximately $718,000, none of which were paid directly or indirectly to directors or officers of Georgetown Bancorp, Inc. or their associates except for $32,000 which was paid to the law firm of Rudolph & Arsenault. Director Robert P. Rudolph is a partner of the law firm. A breakdown of the fees by type is as follows (dollars in thousands):

Marketing agent commission	$105
Marketing agent expenses	45
Other expenses	568

Total expenses	$718

5.	Gross proceeds of the offering were $12.5 million. Georgetown Funding Corporation loaned $1.0 million to Georgetown Savings Bank’s employee stock ownership plan to purchase stock in the offering and incurred $718,000 of expenses associated with the offering resulting in net proceeds of $10.7 million. $8.2 million of the net proceeds were invested in Georgetown Savings Bank and the remaining amount was initially invested in deposit accounts at Georgetown Savings Bank. These uses of proceeds do not represent a material change in the use of proceeds, described in Georgetown Bancorp, Inc.’s prospectus dated November 12, 2004.

(c) Georgetown Bancorp, Inc. did not repurchase any shares of its common stock during the relevant period.

ITEM 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of Georgetown Bancorp, Inc.’s 2005 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7. Financial Statements

The consolidated financial statements included in Georgetown Bancorp, Inc.’s 2005 Annual Report to Stockholders are incorporated herein by reference.

ITEM 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 8A. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. There has been no change in the Company’s internal control over financial reporting during the Company’s fourth quarter of fiscal year 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B. Other Information

None.

PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Georgetown Bancorp, Inc. has adopted a Code of Ethics that applies to Georgetown Bancorp, Inc.’s principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Code of Ethics may be accessed on Georgetown Savings Bank’s website at www.georgetownsb.com. The Code of Ethics is also filed as Exhibit 14 to this Form 10-KSB. Information concerning Directors and executive officers of Georgetown Bancorp, Inc. is incorporated herein by reference from our definitive Proxy Statement (the “Proxy Statement”), specifically the section captioned “Proposal I—Election of Directors.”

ITEM 10. Executive Compensation

Information concerning executive compensation is incorporated herein by reference from our Proxy Statement, specifically the section captioned “Proposal I — Election of Directors.”

ITEM 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain owners and management is incorporated herein by reference from our Proxy Statement, specifically the sections captioned “Voting Securities and Principal Holders Thereof” and “Proposal I — Election of Directors.”

ITEM 12. Certain Relationships and Related Transactions

Information concerning relationships and transactions is incorporated herein by reference from our Proxy Statement, specifically the section captioned “Transactions with Certain Related Persons.”

ITEM 13. Exhibits

(a)	Financial Statements

The exhibits and financial statement schedules filed as a part of this Form 10-KSB are as follows, all of which are included in the Annual Report to Shareholders (Exhibit 13):

(A)	Report of Independent Registered Public Accounting Firm (page F-2)

(B)	Consolidated Balance Sheets (page F-3)

(C)	Consolidated Statements of Income (page F-4)

(D)	Consolidated Statements of Changes In Stockholders’ Equity (page F-5)

(E)	Consolidated Statements of Cash Flows (page F-6 to page F-7)

(F)	Notes to Consolidated Financial Statements (page F-8 to page F-39)

(b)	Financial Statement Schedules

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements. The remaining information appearing in the Annual Report to Shareholders for the year ended June 30, 2005 is not deemed to be filed as part of this report except as expressly provided herein.

(c)	Exhibits.

3.1	Charter of Georgetown Bancorp, Inc.*

3.2	Bylaws of Georgetown Bancorp, Inc.*

4	Form of Common Stock Certificate of Georgetown Bancorp, Inc.*

10.1	Employee Stock Ownership Plan*

10.2	SERBA Defined Contribution Plan and Nonstandardized Adoption Agreement*

10.3	Split-Dollar Plan Agreement by and between Georgetown Savings Bank and Robert E. Balletto, dated January 22, 2002*

10.4	Executive Supplemental Retirement Agreement by and between Georgetown Savings Bank and Robert E. Balletto, dated January 22, 2002*

10.5	Split-Dollar Plan Agreement by and between Georgetown Savings Bank and Joseph W. Kennedy, dated January 22, 2002*

10.6	Executive Supplemental Retirement Agreement by and between Georgetown Savings Bank and Joseph W. Kennedy, dated January 22, 2002*

10.7	Georgetown Savings Bank 2004 Incentive Compensation Plan*

10.8	Annually defined Benchmarks for payouts under Georgetown Savings Bank 2004 Incentive Compensation Plan

10.9	Form of Employment Agreement by and between certain officers and Georgetown Savings Bank*

13	Annual Report to Stockholders

14	Code of Ethics

21	Subsidiaries of Registrant*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Registration Statement on Form SB-2 of Georgetown Bancorp, Inc. (file no. 333-119007), originally filed with the Securities and Exchange Commission on September 15, 2004.

ITEM 14. Principal Accountant Fees and Services

Information concerning principal accountant fees and services is incorporated herein by reference from our Proxy Statement, specifically the section captioned “Proposal II-Ratification of Appointment of Independent Registered Public Accounting Firm.”

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEORGETOWN BANCORP, INC.

Date: September 26, 2005	By:	/s/ Robert E. Balletto
Robert E. Balletto
President, Chief Executive Officer and Director
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Robert E. Balletto Robert E. Balletto	President, Chief Executive Officer and Director (Principal Executive Officer)	September 26, 2005

/s/ Joseph W. Kennedy Joseph W. Kennedy	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	September 26, 2005

/s/ Edward G. Williams Edward G. Williams	Chairman of the Board	September 26, 2005

/s/ Roy C. Carlson Roy C. Carlson	Vice Chairman of the Board	September 26, 2005

/s/ James E. Brackbill, Jr., M.D James E. Brackbill, Jr., M.D.	Director	September 26, 2005

/s/ David H. Condon David H. Condon	Director	September 26, 2005

/s/ Anthony S. Conte, Jr. Anthony S. Conte, Jr.	Director	September 26, 2005

/s/ Raymond W. DeZenzo Jr. Raymond W. DeZenzo Jr.	Director	September 26, 2005

/s/ Stephen L. Flynn Stephen L. Flynn	Director	September 26, 2005

/s/ T. Louis Hamelin T. Louis Hamelin	Director	September 26, 2005

/s/ Thomas L. Hamelin Thomas L. Hamelin	Director	September 26, 2005

/s/ Kenneth D. Monaco Kenneth D. Monaco	Director	September 26, 2005

/s/ Calvin H. Pingree Calvin H. Pingree	Director	September 26, 2005

/s/ Arthur J. Rauseo Arthur J. Rauseo	Director	September 26, 2005

/s/ Robert P. Rudolph Robert P. Rudolph	Director	September 26, 2005

/s/ Richard F. Spencer Richard F. Spencer	Director	September 26, 2005

/s/ Mary L. Williams Mary L. Williams	Director	September 26, 2005