Form 10QSB
period 2005-09-30
Georgetown Bancorp, Inc.
filed 2005-11-14
CIK 1302709

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
------
                       THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2005

                                       OR

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

Indicate by checkmark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes      No  X
                                     ---     ---

Indicate by check whether the registrant is an accelerated filer (as defined in
Rule 12b-2 of the Exchange Act).  Yes      No  X
                                      ---     ---

Indicate the number of shares outstanding of the registrant's common stock, as of the latest practicable date: Common Stock, $0.10 par value, 2,777,250 shares outstanding as of November 10, 2005.
         Transitional Small Business Disclosure Format:  YES      NO  X
                                                             ---     ---

                                   Form 10-QSB

                            GEORGETOWN BANCORP, INC.
                                Table of Contents

Part I.  Financial Information                                              Page

Item 1:  Financial Statements (Unaudited)

         Consolidated Statements of Financial Condition as of
          September 30, 2005 and June 30, 2005                                1
         Consolidated Statements of Operations for the Three
          Months Ended September 30, 2005 and 2004                            2
         Consolidated Statements of Changes in Retained Earnings for
          the Three Months Ended September 30, 2005 and 2004                  3
         Consolidated Statements of Cash Flows for the Three
          Months Ended September 30, 2005 and 2004                            4
         Notes to Condensed Consolidated Financial Statements                 6

Item 2:  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                 8

Item 3:  Controls and Procedures                                              9

Part II. Other Information

Item 1: Legal Proceedings                                                    10
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds          10
Item 3: Defaults upon Senior Securities                                      10
Item 4: Submission of Matters to a Vote of Security Holders                  10
Item 5: Other Information                                                    10
Item 6: Exhibits and Reports on Form 8-K                                     10

SIGNATURES                                                                   11

                            GEORGETOWN BANCORP, INC.
                        STATEMENTS OF FINANCIAL CONDITION
                        ---------------------------------
                                   (unaudited)
                                     ASSETS

                                                                                         At                      At
                                                                                    September 30,             June 30,
                                                                                        2005                    2005
                                                                                   --------------          --------------
                                                                                   (In thousands)          (In thousands)
Cash and due from banks                                                            $        2,838          $        1,887
Short-term investments                                                                      2,180                   3,191
                                                                                   --------------          --------------
               Total cash and cash equivalents                                              5,018                   5,078

Securities available for sale, at fair value                                               18,947                  16,814
Securities held to maturity, at amortized cost                                             11,150                  12,380
Federal Home Loan Bank stock, at cost                                                       2,686                   2,526
Loans, net of allowance for loan losses of $917,000
  at September 30, 2005 and $882,000 at June 30, 2005                                     117,245                 114,781
Premises and equipment, net                                                                 4,858                   4,885
Accrued interest receivable                                                                   674                     680
Bank-owned life insurance                                                                   1,177                   1,166
Other assets                                                                                  754                     717
                                                                                   --------------          --------------

               Total assets                                                        $      162,509          $      159,027
                                                                                   ==============          ==============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                           $       89,829          $       90,336
Short-term borrowings                                                                      30,400                  28,350
Long-term Federal Home Loan Bank advances                                                  19,956                  18,468
Securities sold under agreements to repurchase                                                843                     989
Mortgagors' escrow accounts                                                                   323                     268
Accrued expenses and other liabilities                                                      1,943                   1,331
                                                                                   --------------          --------------
               Total liabilities                                                          143,294                 139,742
                                                                                   --------------          --------------
Stockholders' equity:
Preferred stock, $0.10 par value per share:  1,000,000
 shares authorized; none outstanding                                                            -                       -
Common Stock, $0.10 par value per share: 10,000,000
 shares authorized; 2,777,250 shares issued and outstanding                                   278                     278
Additional paid-in capital                                                                 11,452                  11,452
Retained earnings                                                                           8,416                   8,383
Accumulated other comprehensive loss                                                         (137)                    (17)
Unearned compensation - ESOP                                                                 (794)                   (811)
                                                                                   --------------          --------------
               Total stockholders' equity                                                  19,215                  19,285
                                                                                   --------------          --------------

               Total liabilities and stockholders' equity                              $  162,509              $  159,027
                                                                                   ==============          ==============
See notes to condensed consolidated financial statements.

                            GEORGETOWN BANCORP, INC.
                            STATEMENTS OF OPERATIONS
                            ------------------------
                                   (unaudited)

                                                                               Three Months Ended
                                                                         September 30,        September 30,
                                                                             2005                 2004
                                                                         -------------        -------------
                                                                                   (In thousands)
Interest and dividend income:
    Loans, including fees                                                $      1,595         $      1,380
    Investment interest and dividends                                             331                  247
    Short-term investments                                                         30                    5
                                                                         -------------        -------------
               Total interest and dividend income                               1,956                1,632
                                                                         -------------        -------------

Interest expense:
    Deposits                                                                      408                  326
    Federal Home Loan Bank advances                                               462                  274
    Securities sold under agreements to repurchase                                  2                    2
                                                                         -------------        -------------
               Total interest expense                                             872                  602
                                                                         -------------        -------------

Net interest income                                                             1,084                1,030
Provision for loan losses                                                          33                   18
                                                                         -------------        -------------
Net interest income, after provision for loan losses                            1,051                1,012
                                                                         -------------        -------------

Non-interest income:
    Customer service fees                                                          92                   81
    Loss on sale of securities available for sale                                   -                   (2)
    Income from bank-owned life insurance                                          11                   11
    Other                                                                           6                    8
                                                                         -------------        -------------
               Total non-interest income                                          109                   98
                                                                         -------------        -------------

Non-interest expenses:
    Salaries and employee benefits                                                653                  492
    Occupancy and equipment expenses                                              170                  152
    Data processing expenses                                                       57                   70
    Professional fees                                                              85                   41
    Advertising expense                                                            10                   31
    Other general and administrative expenses                                     135                  130
                                                                         -------------        -------------
               Total non-interest expenses                                      1,110                  916
                                                                         -------------        -------------

Income before income taxes                                                         50                  194

Income tax expense                                                                 16                   67
                                                                         -------------        -------------

Net income                                                               $         34         $        127
                                                                         =============        =============
Earnings per share:
Basic                                                                           $0.01             N/A
Diluted                                                                         $0.01             N/A

See notes to condensed consolidated financial statements.

                            GEORGETOWN BANCORP, INC.
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  ---------------------------------------------
                                   (unaudited)

                                                                                  Accumulated
                                                           Additional               Other
                                                             Paid-in   Retained  Comprehensive    Unearned
                                             Common Stock    Capital   Earnings  Income (Loss)  Compensation    Total
                                             ------------  ----------  --------  -------------  ------------  ---------
                                                                           (In thousands)

Balance at June 30, 2004                     $         -   $       -   $ 8,171   $       (102)  $         -   $  8,069
                                                                                                              ---------

Comprehensive income (loss):
  Net income                                                               127                                     127
  Change in unrealized gain (loss)
   on securities available for sale,
   net of reclassification adjustments
   and tax effects                                                                         98                       98
                                                                                                              ---------
       Total comprehensive income (loss)                                                                           225
                                             ------------  ----------  --------  -------------  ------------  ---------

Balance at September 30, 2004                $         -   $       -   $ 8,298   $         (4)  $          -  $  8,294
                                             ============  ==========  ========  =============  ============  =========

Balance at June 30, 2005                     $       278   $  11,452   $ 8,383   $        (17)  $      (811)  $ 19,285

Comprehensive income (loss):
  Net income                                                                34                                      34
  Change in unrealized gain (loss)
   on securities available for sale,
   net of reclassification adjustments
   and tax effects                                                                                     (120)      (120)
                                                                                                              ---------
       Total comprehensive income (loss)                                                                           (86)
                                                                                                              ---------

Common stock held by ESOP commtted to
  to be allocated (20,565 shares)                                           (1)                          17         16
                                             ------------  ----------  --------  -------------  ------------  ---------

Balance at September 30, 2005                $       278   $  11,452   $ 8,416   $       (137)  $      (794)  $ 19,215
                                             ============  =========   ========  =============  ============  =========

See notes to condensed consolidated financial statements.

                         GEORGETOWN BANCORP, INC.
                         STATEMENTS OF CASH FLOWS
                                (unaudited)

                                                                                           Three Months Ended
                                                                                  September 30,         September 30,
                                                                                      2005                  2004
                                                                                  -------------         -------------
                                                                                              (In thousands)
Cash flows from operating activities:
Net Income                                                                        $         34          $        127
    Adjustments to reconcile net income to net cash
        provided by operating activities:
            Provision for loan losses                                                       33                    18
            Loss on impairment of securities available for sale                              -                     2
           (Accretion) amortization of securities, net                                     (14)                    3
           (Accretion) amortization of deferred loan costs                                  18                    (5)
            Depreciation and amortization expense                                           97                    92
           Decrease (increase) in accrued interest receivable                                6                   (85)
            Income from bank-owned life insurance                                          (11)                  (11)
ESOP compensation expense                                                                   16                     -
            Other, net                                                                     147                  (225)
                                                                                  -------------         -------------
                  Net cash provided (used) by operating activities                         326                   (84)
                                                                                  -------------         -------------

Cash flows from investing activities:
    Activity in available-for-sale securities:
        Maturities, prepayments and calls                                                1,181                   327
        Purchases                                                                       (3,000)               (1,497)
        Proceeds on sales of securities                                                      -                   197
    Activity in held-to-maturity securities:
        Maturities, prepayments and calls                                                1,238                   520
        Purchases                                                                            -               (10,917)
    Purchase of Federal Home Loan Bank stock                                              (160)                 (756)
    Loan originations, net of amortization and payoffs                                  (2,515)               (6,270)
    Purchase of premises and equipment                                                     (70)                  (21)
                                                                                  -------------         -------------
                 Net cash used by investing activities                                  (3,326)              (18,417)
                                                                                  -------------         -------------
See notes to condensed consolidated financial statements.

                            GEORGETOWN BANCORP, INC.
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                   (unaudited)
                                   (continued)

                                                                                         Three Months Ended
                                                                                  September 30,         September 30,
                                                                                      2005                  2004
                                                                                  -------------         -------------
                                                                                             (In thousands)
Cash flows from financing activities:
    Net (increase) decrease in deposits                                                   (507)                7,541
    Net (increase) decrease in securities sold under agreements
         to repurchase                                                                    (146)                   72
    Net change in borrowings with maturities of  three
months or less                                                                          (8,100)               11,110
    Proceeds of Federal Home Loan Bank advances
        with maturities greater than three months                                       18,150                     -
    Repayments of Federal Home Loan Bank advances
        with maturities greater than three months                                       (6,512)                 (511)
    Net change in mortgagors' escrow accounts                                               55                    56
                                                                                  -------------         -------------
                  Net cash provided by financing activities                              2,940                18,268

Net change in cash and cash equivalents                                                  3,266                18,184

Cash and cash equivalents at beginning of year                                           5,078                 3,708

Cash and cash equivalents at end of year                                          $      8,344          $     21,892

Supplementary information:
Interest paid on deposit accounts                                                 $        408          $        326
Interest paid on Federal Home Loan Bank advances                                           462                   274
Interest paid on securities sold under agreement
to repurchase                                                                                2                     2
Income taxes paid, net of refunds                                                           14                     -
Due to broker                                                                              500                     -

See notes to condensed consolidated financial statements.

                            GEORGETOWN BANCORP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-QSB and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three-month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the entire fiscal year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the 2005 Consolidated Financial Statements presented in the Company's Annual Report on Form 10-KSB filed at the Securities and Exchange Commission on September 28, 2005. The consolidated financial statements include the accounts of Georgetown Savings Bank and its wholly owned subsidiary, Georgetown Securities Corporation, which engages in the buying, selling and holding of securities. All significant inter-company balances and transactions have been eliminated in consolidation.

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

The analysis has three components: specific, general, and an unallocated component. The specific component relates to loans that are determined to be impaired. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. The general component is determined by segregating the remaining loans by type of loan, risk weighting (if applicable) and payment history. We also analyze historical loss experience, delinquency trends, general economic conditions and geographic and industry concentrations. This analysis establishes factors that are applied to the loan groups to determine the amount of the general component of the allowance for loan losses. An unallocated component is maintained to cover uncertainties that could affect management's estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating losses in the portfolio, because regardless of the extent of our analysis of customer performance, portfolio trends or risk management processes, certain inherent but undetected losses are probable within our loan portfolio. This is due to several factors, including inherent delays in obtaining information regarding a customer's financial condition or changes in a customer's unique business conditions, the judgmental nature of individual loan evaluations, collateral assessments and the interpretation of economic trends. Volatility of economic or customer-specific conditions affecting the identification and estimation of losses from larger non-homogeneous credits and the sensitivity of assumptions utilized to establish allowances for homogeneous groups of loans, loan portfolio concentrations, and other subjective considerations are among other factors. Because of the imprecision surrounding these factors, we may maintain an unallocated component available for other factors that is not allocated to a specific loan category.

Actual loan losses may be significantly more than the allowances we have established which could have a material negative effect on our financial results.


2.   NET INCOME PER COMMON SHARE

     Basic and diluted net income per common share (EPS) represents income available to common stockholders divided by the weighted average number of common shares outstanding. Employee stock ownership plan (ESOP) shares, which are committed to be released, are considered outstanding for basic and diluted EPS. Basic and diluted EPS are not calculated for 2004, since the Bank had not completed its reorganization into stock form until January 5, 2005.


                                                        Three Months Ended
                                                        September 30, 2005
                                                        ------------------

     Net Income available to common stockholders         $        34,000
                                                         ===============

     Basic potential common shares:
       Weighted average shares outstanding                     2,777,250
       Weighted average unallocated ESOP shares                  (80,514)
                                                         ---------------
         Basic weighted average shares outstanding             2,696,736

     Dilutive potential common shares                                  -
                                                         ---------------

     Dilutive weighted average shares outstanding              2,696,736
                                                         ===============

     Basic and diluted EPS                               $           .01
                                                         ===============


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparison of Financial Condition at September 30, 2005 and June 30, 2005

     Our total assets increased by $3.5 million, or 2.2%, to $162.5 million at September 30, 2005, from $159.0 million at June 30, 2005. The increase in total assets resulted primarily from increases in investment securities available for sale and loans receivable. Investment securities available for sale increased $2.1 million, or 12.7%, to $18.9 million at September 30, 2005, from $16.8 million at June 30,2005. The increase in net loans receivable of $2.5 million, or 2.2%, to $117.2 million at September 30, 2005, from $114.8 million at June 30, 2005, reflected continued demand for residential construction mortgage loans.

     Total deposits decreased by $507,000, or .6%, to $89.8 million at September 30, 2005, from $90.3 million at June 30, 2005. The decrease in deposits resulted primarily from a $2.1 million, or 10.3%, decrease in savings accounts and a $648,000 or 1.9% decrease in certificates of deposits, partially offset by a $1.2 million, or 11.4% increase in demand deposit accounts and a $1.2 million, or 25.7%, increase in NOW accounts. Our short-term borrowings from the Federal Home Loan Bank increased $2.0 million, or 7.2%, to $30.4 million at September 30, 2005 from $28.4 million at June 30, 2005.

     Total stockholder's equity decreased $70,000 or .4% primarily due to impact of adjusting the market value of available-for-sale securities due to interest rate changes, partially offset by net income. Retained earnings increased $33,000, or .4%, to $8.4 million at September 30, 2005, primarily due to net income of $34,000. Accumulated other comprehensive loss increased $120,000 to $137,000 at September 30, 2005, from $17,000 at June 30, 2005, reflecting $214,000 in net unrealized losses on securities available for sale for the three months ended September 30, 2005. The net unrealized losses on securities available for sale were attributable to changes in market interest rates and are not considered by management to be other than temporary.

Comparison of Operating Results for the Three Months Ended September 30, 2005 and 2004

     General. Net income decreased $93,000, or 73.2%, to $34,000 for the three months ended September 30, 2005, from $127,000 for the three months ended September 30, 2004. The decrease in net income reflected an increase in non-interest expense, which was partially offset by an increase in net interest income and non-interest income.

     Interest Income. Interest income increased by $324,000, or 19.8%, to $2.0 million for the three months ended September 30, 2005, from $1.6 million for the three months ended September 30, 2004. The increase resulted primarily from an increase of $215,000, or 15.6%, in interest income on loans receivable and an increase of $84,000, or 33.8%, in interest and dividend income on securities. Additionally, the increase in interest income reflected a $22.1 million, or 17.1%, increase in the average balance of interest-earning assets for the three months ended September 30, 2005 to $151.2 million from $129.1 million for the three months ended September 30, 2004. Also contributing to the increase in interest income was the 11 basis point increase in the average yield on interest-earning assets to 5.17% for the three months ended September 30, 2005 from 5.06% for the three months ended September 30, 2004.

     Interest income on loans receivable increased $215,000, or 15.6%, to $1.6 million for the three months ended September 30, 2005, from $1.4 million for the three months ended September 30, 2004. The increase was due to the increase in the average balance of loans receivable of $13.7 million, or 13.3%, to $116.5 million for the three months ended September 30, 2005 from $102.9 million for the three months ended September 30, 2004. Average loan yields increased 11 basis points to 5.48% for the three months ended September 30, 2005 from 5.37% for the three months ended September 30, 2004.

     Interest and dividend income on investment securities increased $84,000, or 33.8%, to $331,000 for the three months ended September 30, 2005 from $247,000 for the three months ended September 30, 2004. The increase was due in part to the increase in the average balance of investment securities of $6.2 million, or 25.1%, to $31.0 million from $24.8 million in the same period in 2004. Also contributing to the increase in interest and dividend income on investments securities was the 29 basis point increase in the average yield on investment securities to 4.27% for the three months ended September 30, 2005, from 3.98% for the three months ended September 30, 2004.

     Interest Expense. Interest expense increased $270,000, or 44.9%, to $872,000 for the three months ended September 30, 2005, from $602,000 for the three months ended September 30, 2004. The increase in interest expense was due to the $10.8 million, or 9.1%, increase in the average balance of interest-bearing liabilities to $128.7 million for the three months ended September 30, 2005, from $117.9 million in the same period in 2004, and by a 67 basis point increase in the average cost to 2.71% for the three months ended September 30, 2005, from 2.04% for the same period in 2004.

     Interest expense on Federal Home Loan Bank advances increased $188,000, or 68.8%, due to a $10.5 million or 27.6% increase in the average balance of advances during the three months ended September 30, 2005, to $48.7 million, from $38.2 million during the same period in 2004, and by a 92 basis point increase in the average cost of the advances to 3.79% for the three months ended

September 30, 2005, from 2.87% for the same period in 2004. Additionally, interest expense on interest-bearing deposits increased $82,000, or 25.2%, to $408,000 for the three months ended September 30, 2005, from $326,000 for the same period in 2004. The increase was primarily due to a 41 basis point increase in the average cost of interest-bearing deposits to 2.06% for the three months ended September 30, 2005, from 1.65% for the same period in 2004. The average balance of interest-bearing deposits increased $275,000 or .3% for the three months ended September 30, 2005, to $79.1 million from $78.9 million for the same period in 2004.

     Net Interest Income. Net interest income increased $54,000, or 5.2%, to $1.1 million during the three months ended September 30, 2005, from $1.0 million for the same period in 2004. The increase in our net interest income was a result of the $11.3 million, or 100.7%, increase in our net average interest-earning assets to $22.5 million for the three months ended September 30, 2005, from $11.2 million during the same period in 2004, partially offset by a 32 basis point decrease in our net interest margin to 2.87% during the three months ended September 30, 2005, from 3.19% for the same period ended 2004.

     Provision for Loan Losses. A provision of $33,000 for the three months ended September 30, 2005 was made, as compared to an $18,000 provision for the three months ended September 30, 2004. The allowance for loan losses was $917,000, or 0.78% of loans outstanding at September 30, 2005, as compared to $894,000, or 0.85% of loans outstanding at September 30, 2004.

     Non-interest Income. Non-interest income increased $11,000, or 12.1%, to $109,000 during the three months ended September 30, 2005, from $98,000 for the same period in 2004. Investment services fees increased $17,000, or 748.9%, as the Company restructured its investment advisor staff.

     Non-interest Expense. Non-interest expense increased $194,000, or 21.2%, to $1.1 million for the three months ended September 30, 2005, from $916,000 for the three months ended September 30, 2004. The increase in non-interest expense was primarily related to new expenses associated with being a public company and expenses related to the establishment of our new investment services program. Compensation and employee benefits increased $161,000, or 32.7%, reflecting a $25,000 increase in directors' fees, as the directors met monthly for the quarter ended September 30, 2005 compared to quarterly for the quarter ended September 30, 2004, as well as a $24,000 increase in compensation expense in the investment services division, an $18,000 increase in salaries due to our new public company status, $16,000 in new expense related to the employee stock ownership plan, $13,000 in salaries associated with our new office location and $11,000 in severance payments for terminated employees. Occupancy expenses increased $18,000, or 11.5%, primarily due to increased service contracts for equipment. Professional fees increased $44,000 or 106.9% to $85,000 for the three months ended September 30, 2005, from $41,000 for the three months ended September 30, 2004, primarily due to increased expense associated with the new public company corporate form, primarily auditing fees and legal fees paid to the Company's special counsel. Advertising expenses decreased $21,000, or 68.0%, reflecting a decline in expenditures in the quarter ended September 30, 2005, as the Company prepared for its new deposit campaign launched in October 2005. Other general and administrative expenses increased $5,000, or 4.4%, to $135,000 for the three months ended September 30, 2005, from $130,000 from the three months ended September 30, 2004, primarily due to new expenses associated with being a public company.

     Income Tax Expense. The provision for income taxes decreased to $16,000 for the three months ended September 30, 2005, from $67,000 for the three months ended September 30, 2004, due primarily to the decreased level of income before taxes of $50,000 for the three months ended September 30, 2005, compared to $194,000 for the same period in 2004. The effective tax rates for the three months ended September 30, 2005 and 2004 were 32.6% and 34.7%, respectively.

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


                                    GEORGETOWN BANCORP, INC.
                                          (Registrant)




Date: November 10, 2005             /s/ Robert E. Balletto
                                    -----------------------------------
                                    Robert E. Balletto
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


                                    /s/ Joseph W. Kennedy
                                    -----------------------------------
                                    Joseph W. Kennedy
                                    Senior Vice President, Treasurer
                                      and Chief Financial Officer
                                    (Principal Accounting and Financial Officer)