Form 10QSB/A
period 2005-09-30
Georgetown Bancorp, Inc.
filed 2005-11-23
CIK 1302709

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

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

                                EXPLANATORY NOTE

This Amendment No. 1 on Form 10-QSB/A is being filed to amend the Statements of Cash Flows of the Registrant's report on Form 10-QSB for the quarter ended September 30, 2005, filed on November 14, 2005 (the "Original 10-QSB"). This

Amendment No. 1 does not otherwise alter the disclosures set forth in the Original 10-QSB expect for the Statements of Cash Flows and does not reflect events occurring after the filing of the Original 10-QSB. This Amendment No. 1 is effective for all purposes as of the date of the filing of the Original 10-QSB.

Subsequent to the issuance of the Company's consolidated financial statements included in its report on Form 10-QSB for the quarter ended September 30, 2005, it was determined that, due to a computational error, the data in the following lines in the Statements of Cash Flows for the three months ended September 30, 2005 and 2004 were misstated:

         Net change in cash and cash equivalents

         Cash and cash equivalents at end of year


The Statements of Cash Flows of the Original 10-QSB are hereby amended in their entirety as follows:


                            GEORGETOWN BANCORP, INC.
                            STATEMENTS OF CASH FLOWS
                           --------------------------
                                   (unaudited)
                                                                                  Three Months Ended
                                                                         September 30,          September 30,
                                                                              2005                  2004
                                                                       -------------------    ------------------
                                                                                    (In thousands)
Cash flows from operating activities:
  Net Income                                                           $            34        $           127
    Adjustments to reconcile net income to net cash
        provided by operating activities:
            Provision for loan losses                                               33                     18
            Loss on impairment of securities available for sale                     --                      2
           (Accretion) amortization of securities, net                             (14)                     3
           (Accretion) amortization of deferred loan costs                          18                     (5)
            Depreciation and amortization expense                                   97                     92
           Decrease (increase) in accrued interest receivable                        6                    (85)
            Income from bank-owned life insurance                                  (11)                   (11)
           ESOP compensation expense                                                16                     --
            Other, net                                                             147                   (225)
                                                                       -------------------    ------------------
               Net cash provided (used) by operating activities                    326                    (84)
                                                                       -------------------    ------------------

Cash flows from investing activities:
    Activity in available-for-sale securities:
      Maturities, prepayments and calls                                          1,181                    327
      Purchases                                                                 (3,000)                (1,497)
      Proceeds on sales of securities                                               --                    197
    Activity in held-to-maturity securities:
      Maturities, prepayments and calls                                          1,238                    520
      Purchases                                                                     --                (10,917)
    Purchase of Federal Home Loan Bank stock                                      (160)                  (756)
    Loan originations, net of amortization and payoffs                          (2,515)                (6,270)
    Purchase of premises and equipment                                             (70)                   (21)
                                                                       -------------------    ------------------
         Net cash used by investing activities                                  (3,326)               (18,417)
                                                                       -------------------    ------------------


                            GEORGETOWN BANCORP, INC.
                            STATEMENTS OF CASH FLOWS
                           --------------------------
                                   (unaudited)
                                   (continued)

                                                                                  Three Months Ended
                                                                           September 30,        September 30,
                                                                               2005                 2004
                                                                       -------------------- --------------------
                                                                                       (In thousands)
Cash flows from financing activities:
    Net (increase) decrease in deposits                                            (507)               7,541
    Net (increase) decrease in securities sold under agreements                    (146)                  72
         to repurchase
    Net change in borrowings with maturities of three                            (8,100)              11,110
      months or less
    Proceeds of Federal Home Loan Bank advances                                  18,150                   --
        with maturities greater than three months
    Repayments of Federal Home Loan Bank advances                                (6,512)                (511)
        with maturities greater than three months
    Net change in mortgagors' escrow accounts                                        55                   56
                                                                       -------------------- --------------------
            Net cash provided by financing activities                             2,940               18,268
                                                                       -------------------- --------------------

Net change in cash and cash equivalents                                             (60)                (233)

Cash and cash equivalents at beginning of year                                    5,078                3,708
                                                                       -------------------- --------------------

Cash and cash equivalents at end of year                               $          5,018     $          3,475
                                                                       ==================== ====================

Supplementary information:
    Interest paid on deposit accounts                                  $            408     $            326
    Interest paid on Federal Home Loan Bank advances                                462                  274
    Interest paid on securities sold under agreement                                  2                    2
      to repurchase
    Income taxes paid, net of refunds                                                14                   --
    Due to broker                                                                   500                   --

                            GEORGETOWN BANCORP, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    GEORGETOWN BANCORP, INC.
                                         (Registrant)




Date: November 23, 2005             /s/ Robert E. Balletto
                                    -----------------------------------
                                    Robert E. Balletto
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


                                    /s/ Joseph W. Kennedy
                                    -----------------------------------
                                    Joseph W. Kennedy
                                    Senior Vice President, Treasurer and
                                      Chief Financial Officer
                                    (Principal Accounting and Financial Officer)