Form 10QSB
period 2005-12-31
Georgetown Bancorp, Inc.
filed 2006-02-14
CIK 1302709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

                                                         (Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                             THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended December 31, 2005

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

(978) 352-8600
(Registrant’s telephone number, including area code)

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date: Common Stock, $0.10 par value, 2,777,250 shares outstanding as of February 10, 2006.
Transitional Small Business Disclosure Format: YES ☐ NO ☒

Form 10-QSB

GEORGETOWN BANCORP, INC.

GEORGETOWN BANCORP, INC.
STATEMENTS OF FINANCIAL CONDITION
(unaudited)
ASSETS

	At	At
	December 31,	June 30,
	2005	2005
	(In thousands)	(In thousands)
Cash and due from banks	$2,899	$1,887
Short-term investments	3,677	3,191
Total cash and cash equivalents	6,576	5,078

Securities available for sale, at fair value	17,777	16,814
Securities held to maturity, at amortized cost	10,693	12,380
Federal Home Loan Bank stock, at cost	2,754	2,526
Loans, net of allowance for loan losses of $944,000
at December 31, 2005 and $882,000 at June 30, 2005	118,444	114,781
Premises and equipment, net	5,397	4,885
Accrued interest receivable	731	680
Bank-owned life insurance	1,189	1,166
Other assets	769	717

Total assets	$164,330	$159,027

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits	$91,455	$90,336
Short-term borrowings	26,250	28,350
Long-term Federal Home Loan Bank advances	25,345	18,468
Securities sold under agreements to repurchase	679	989
Mortgagors' escrow accounts	306	268
Accrued expenses and other liabilities	1,182	1,331
Total liabilities	145,217	139,742

Stockholders' equity:
Preferred stock, $0.10 par value per share: 1,000,000
shares authorized; none outstanding	-	-
Common Stock, $0.10 par value per share: 10,000,000
shares authorized; 2,777,250 shares issued and outstanding	278	278
Additional paid-in capital	11,452	11,452
Retained earnings	8,358	8,383
Accumulated other comprehensive loss	(197)	(17)
Unearned compensation - ESOP	(778)	(811)
Total stockholders' equity	19,113	19,285

Total liabilities and stockholders' equity	$164,330	$159,027

See notes to condensed consolidated financial statements.

GEORGETOWN BANCORP, INC.
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2005	2004	2005	2004
	(In thousands)		(In thousands)
Interest and dividend income:
Loans, including fees	$1,633	$1,437	$3,228	$2,817
Investment interest and dividends	349	269	680	516
Short-term investments	30	32	60	37
Total interest and dividend income	2,012	1,738	3,968	3,370

Interest expense:
Deposits	451	360	859	685
Federal Home Loan Bank advances	520	311	982	585
Securities sold under agreements to repurchase	2	2	4	5
Total interest expense	973	673	1,845	1,275

Net interest income	1,039	1,065	2,123	2,095
Provision for loan losses	25	18	58	36
Net interest income, after provision for loan losses	1,014	1,047	2,065	2,059

Non-interest income:
Customer service fees	90	73	182	154
Loss on sale of securities available for sale	-	-	-	(2)
Income from bank-owned life insurance	12	11	23	22
Other	5	14	11	22
Total non-interest income	107	98	216	196

Non-interest expenses:
Salaries and employee benefits	626	447	1,279	939
Occupancy and equipment expenses	172	152	342	304
Data processing expenses	66	74	123	144
Professional fees	112	43	197	84
Advertising expense	91	24	101	55
Other general and administrative expenses	145	122	280	252
Total non-interest expenses	1,212	862	2,322	1,778

(Loss) income before income taxes	(91)	283	(41)	477

Income tax (benefit) expense	(34)	99	(18)	166

Net (loss) income	$(57)	$184	$(23)	$311

Net loss per share:
Basic and diluted	($0.02)	N/A	($0.01)	N/A

See notes to condensed consolidated financial statements.

GEORGETOWN BANCORP, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(unaudited)
				Accumulated
		Additional		Other
		Paid-in	Retained	Comprehensive	Unearned
	Common Stock	Capital	Earnings	Income (Loss)	Compensation	Total
	(In thousands)

Balance at June 30, 2004	$-	$-	$8,171	$(102)	$-	$8,069

Comprehensive income (loss):
Net income			311			311
Change in unrealized gain (loss)
on securities available for sale,
net of reclassification adjustments
and tax effects				68		68
Total comprehensive income (loss)						379

Balance at December 31, 2004	$-	$-	$8,482	$(34)	$-	8,448

Balance at June 30, 2005	$278	$11,452	$8,383	$(17)	$(811)	$19,285

Comprehensive income (loss):
Net income			(23)			(23)
Change in unrealized gain (loss)
on securities available for sale,
net of reclassification adjustments
and tax effects				(180)		(180)
Total comprehensive income (loss)						(203)

Common stock held by ESOP committed to
to be allocated (22,232 shares)			(2)		33	31

Balance at December 31, 2005	$278	$11,452	$8,358	$(197)	$(778)	$19,113

See notes to condensed consolidated financial statements.

GEORGETOWN BANCORP, INC.
STATEMENTS OF CASH FLOWS
(unaudited)
	Six Months Ended
	December 31,	December 31,
	2005	2004
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(23)	$311
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Provision for loan losses	58	36
Loss on sale of securities	-	2
(Accretion) amortization of securities, net	(25)	2
Accretion of deferred loan costs	(32)	(13)
Depreciation and amortization expense	200	185
Increase in accrued interest receivable	(51)	(123)
Income from bank-owned life insurance	(23)	(22)
ESOP compensation expense	31	-
Other, net	(94)	(295)
Net cash provided by operating activities	41	83

Cash flows from investing activities:
Activity in available-for-sale securities:
Maturities, prepayments and calls	2,262	673
Purchases	(3,500)	(2,568)
Proceeds on sales of securities	-	197
Activity in held-to-maturity securities:
Maturities, prepayments and calls	1,700	991
Purchases	-	(10,917)
Purchase of Federal Home Loan Bank stock	(228)	(879)
Loan originations, net of amortization and payoffs	(3,689)	(9,475)
Purchase of premises and equipment	(712)	(47)
Net cash used by investing activities	(4,167)	(22,025)

GEORGETOWN BANCORP, INC.
STATEMENTS OF CASH FLOWS
(unaudited)
(continued)

	Six Months Ended
	December 31,	December 31,
	2005	2004
	(In thousands)
Cash flows from financing activities:
Net increase in deposits	1,119	27,092
Net increase in securities sold under agreements
to repurchase	(310)	(161)
Net change in borrowings with maturities of three
months or less	(16,523)	21,560
Proceeds of Federal Home Loan Bank advances
with maturities greater than three months	28,050	1,000
Repayments of Federal Home Loan Bank advances
with maturities greater than three months	(6,750)	(3,022)
Net change in mortgagors' escrow accounts	38	69
Net cash provided by financing activities	5,624	46,538

Net change in cash and cash equivalents	1,498	24,596

Cash and cash equivalents at beginning of year	5,078	3,708

Cash and cash equivalents at end of year	$6,576	$28,304

Supplementary information:
Interest paid on deposit accounts	$859	$685
Interest paid on Federal Home Loan Bank advances	982	585
Interest paid on securities sold under agreement
to repurchase	4	5
Income taxes paid, net of refunds	(9)	172

See notes to condensed consolidated financial statements.

GEORGETOWN BANCORP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.        BASIS OF PRESENTATION

The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-QSB and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the six-month period ended December 31, 2005 are not necessarily indicative of the results that may be expected for the entire fiscal year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the 2005 Consolidated Financial Statements presented in the Company’s Annual Report on Form 10-KSB filed at the Securities and Exchange Commission on September 28, 2005. The consolidated financial statements include the accounts of Georgetown Savings Bank and its wholly owned subsidiary, Georgetown Securities Corporation, which engages in the buying, selling and holding of securities. All significant inter-company balances and transactions have been eliminated in consolidation.

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

2.        NET INCOME PER COMMON SHARE

Basic and diluted net loss per common share (EPS) represents income or loss to common stockholders divided by the weighted average number of common shares outstanding. Employee stock ownership plan (ESOP) shares, which are committed to be released, are considered outstanding for basic and diluted EPS. Basic and diluted EPS are not calculated for 2004, since the Bank had not completed its reorganization into stock form until January 5, 2005.

	Three Months Ended	Six Months Ended
	December 31, 2005	December 31, 2005

Net loss to common stockholders	($57,000)	($23,000)

Basic potential common shares:
Weighted average shares outstanding	2,777,250	2,777,250
Weighted average unallocated ESOP shares	(78,843)	(79,678)
Basic weighted average shares outstanding	2,698,407	2,697,572

Dilutive potential common shares

Dilutive weighted average shares outstanding	2,698,407	2,697,572

Basic and diluted EPS	($0.02)	($0.01)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This document may contain certain forward-looking statements, such as statements of the Company’s or the Bank’s plans, objectives, expectations, estimates and intentions. Forward-looking statements may be identified by the use of words such as “expects,” “subject,” “believe,” “will,” “intends,” “will be” or “would.” These statements are subject to change based on various important factors (some of which are beyond the Company’s or the Bank’s control) and actual results may differ materially. Accordingly, readers should not place undue reliance on any forward-looking statements (which reflect management’s analysis of factors only as of the date of which they are given). These factors include general economic conditions, trends in interest rates, the ability of our borrowers to repay their loans, the ability of the Company or the Bank to effectively manage its growth, and results of regulatory examinations, among other factors. The foregoing list of important factors is not exclusive. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including Current Reports on Form 8-K.

Comparison of Financial Condition at December 31, 2005 and June 30, 2005

Total assets increased by $5.3 million, or 3.3%, to $164.3 million at December 31, 2005, from $159.0 million at June 30, 2005. The increase in total assets resulted primarily from increases in loans receivable and a temporary increase in cash and due from banks. Investment securities available for sale increased $963,000, or 5.7%, to $17.8 million at December 31, 2005, from $16.8 million at June 30, 2005. Investment securities held to maturity decreased $1.7 million, or 13.6%, to $10.7 million at December 31, 2005, from $12.4 million at June 30, 2005. The increase in net loans receivable of $3.7 million, or 3.2%, to $118.4 million at December 31, 2005, from $114.8 million at June 30, 2005, was primarily due to increases in adjustable rate residential mortgages of $2.7 million or 9.5% and fixed rate commercial loans of $1.1 million or 21.1%.
Total deposits increased by $1.1 million, or 1.2%, to $91.5 million at December 31, 2005, from $90.3 million at June 30, 2005. The increase in deposits primarily reflected increases in money market deposit accounts of $2.5 million, or 11.7%, increases in NOW accounts of $1.6 million, or 35.3%, and increases in demand deposit accounts of $762,000, or 7.3%, partially offset by decreases in savings accounts of $3.0 million or 14.7% and decreases in certificates of deposits of $736,000, or 2.2%. Short-term borrowings from the Federal Home Loan Bank decreased $2.1 million, or 7.4%, while long-term borrowings from the Federal Home Loan Bank increased $6.9 million, or 37.2%, reflecting the Company’s efforts to extend its liabilities in the current flat yield curve environment.

Total stockholders’ equity decreased $172,000 or .9% primarily due to the impact of adjusting the market value of available-for-sale securities due to interest rate changes. Accumulated other comprehensive loss increased $180,000 to $197,000 at December 31, 2005, from $17,000 at June 30, 2005, reflecting $309,000 in net unrealized losses on securities available for sale at December 31, 2005. The net unrealized losses on securities available for sale were attributable to changes in market interest rates and are not considered by management to be other than temporary.

Comparison of Operating Results for the Three Months Ended December 31, 2005 and 2004

General. The net loss for the three months ended December 31, 2005 was $57,000, reflecting a decrease of $241,000, or 131.0%, from net income of $184,000 for the three months ended December 31, 2004. The decrease in net income was primarily due to an increase in non-interest expense and a decrease in net interest income.

Interest Income. Interest income increased by $274,000, or 15.8%, to $2.0 million for the three months ended December 31, 2005, from $1.7 million for the three months ended December 31, 2004. The increase resulted primarily from an increase of $196,000, or 13.6%, in interest income on loans receivable and an increase of $80,000, or 29.8%, in interest and dividend income on securities. Additionally, the increase in interest income reflected a $13.6 million, or 9.7%, increase in the average balance of interest-earning assets for the three months ended December 31, 2005 to $153.5 million from $139.9 million for the three months ended December 31, 2004. Also contributing to the increase in interest income was the 27 basis point increase in the average yield on interest-earning assets to 5.24% for the three months ended December 31, 2005 from 4.97% for the three months ended December 31, 2004.

Interest income on loans receivable increased $196,000, or 13.6%, to $1.6 million for the three months ended December 31, 2005, from $1.4 million for the three months ended December 31, 2004. The increase was due to the increase in the average balance of loans receivable of $12.4 million, or 11.7%, to $118.2 million for the three months ended December 31, 2005 from $105.8 million for the three months ended December 31, 2004. Average loan yields increased 10 basis points to 5.53% for the three months ended December 31, 2005 from 5.43% for the three months ended December 31, 2004.

Interest and dividend income on investment securities increased $80,000, or 29.8%, to $349,000 for the three months ended December 31, 2005 from $269,000 for the three months ended December 31, 2004. The increase was due in part to the increase in the average balance of investment securities of $4.6 million, or 16.6%, to $32.1 million from $27.5 million for the same period in 2004. Also contributing to the increase in interest and dividend income on investment securities was the 44 basis point increase in the average yield on investment securities to 4.35% for the three months ended December 31, 2005, from 3.91% for the three months ended December 31, 2004.

Interest Expense. Interest expense increased $300,000, or 44.6%, to $973,000 for the three months ended December 31, 2005, from $673,000 for the three months ended December 31, 2004. The increase in interest expense was primarily due to an 88 basis point increase in the average cost to 2.97% for the three months ended December 31, 2005, from 2.09% for the same period in 2004, and to the $2.4 million, or 1.9%, increase in the average balance of interest-bearing liabilities to $131.1 million for the three months ended December 31, 2005, from $128.7 million for the same period in 2004.

Interest expense on Federal Home Loan Bank advances increased $209,000, or 67.1%, due to a $9.4 million or 22.9% increase in the average balance of advances for the three months ended December 31, 2005, to $50.7 million, from $41.2 million for the same period in 2004, and by a 109 basis point increase in the average cost of the advances to 4.11% for the three months ended December 31, 2005, from 3.02% for the same period in 2004. Additionally, interest expense on interest-bearing deposits increased $91,000, or 25.5%, to $451,000 for the three months ended December 31, 2005, from $360,000 for the same period in 2004. The increase was primarily due to a 59 basis point increase in the average cost of interest-bearing deposits to 2.26% for the three months ended December 31, 2005, from 1.67% for the same period in 2004. The average balance of interest-bearing deposits decreased $6.9 million or 8.0% for the three months ended December 31, 2005, to $79.6 million from $86.5 million for the same period in 2004. The average balance of interest-bearing deposits for the three months ended December 31, 2004 was inflated due to cash received during the quarter related to stock purchases in the Company’s initial public offering.
Net Interest Income. Net interest income decreased $26,000, or 2.4%, to $1.0 million for the three months ended December 31, 2005, from $1.1 million for the same period in 2004. The decrease in net interest income was the result of a 33 basis point decrease in net interest margin to 2.71% for the three months ended December 31, 2005, from 3.04% for the same period ended 2004, partially offset by the $11.1 million, or 98.9%, increase in net average interest-earning assets to $22.4 million for the three months ended December 31, 2005, from $11.3 million for the same period in 2004.

The following table sets forth certain information regarding the Company’s average balance sheet for the periods indicated, including the average yields on its interest-earning assets and the average costs of its interest-bearing liabilities. Average yields are calculated by dividing the interest income produced by the average balance of interest-bearing assets. Average costs are calculated by dividing the interest expense produced by the average balance of interest-bearing liabilities. The average balances for the period are derived from average balances that are calculated daily. The average yields and costs include fees that are considered adjustments to such average yields and costs.

Net Interest Income Analysis

	Three Months Ended December 31,
	2005			2004
	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)

Interest-earning assets:
Loans	$118,185	$1,633	5.53%	$105,771	$1,437	5.43%
Investment securities	32,126	349	4.35%	27,546	269	3.91%
Interest-earning deposits	3,188	30	3.76%	6,603	32	1.94%
Total interest-earning assets	153,499	2,012	5.24%	139,920	1,738	4.97%
Non-interest-earning assets	9,003	-		9,435	-
Total assets	$162,502	2,012		$149,355	1,738

Interest-bearing liabilities:
Savings deposits	$17,942	14	0.31%	$28,074	22	0.31%
NOW accounts	5,720	6	0.42%	5,465	5	0.35%
Money market accounts	22,761	132	2.32%	16,332	55	1.36%
Certificates of deposit	33,214	299	3.60%	36,667	278	3.04%
Total interest-bearing deposits	79,637	451	2.26%	86,539	360	1.67%
FHLB advances	50,669	520	4.11%	41,227	311	3.02%
Repurchase agreements	798	2	1.00%	896	2	0.89%
Total interest-bearing liabilities	$131,104	973	2.97%	$128,662	673	2.09%
Non-interest-bearing liabilities:
Demand deposits	10,611			10,741
Other non-interest-bearing liabilities	1,505			1,369
Total Liabilities	143,220			140,772
Stockholders' Equity	19,282			8,583
Total liabilities and equity	$162,502			$149,355

Net interest income		$1,039			$1,065
Net interest rate spread			2.27%			2.88%
Net interest-earning assets	$22,395			$11,258
Net interest margin			2.71%			3.04%
Average of interest-earning
assets to interest-bearing
liabilitities			117.08%			108.75%

Provision for Loan Losses. A provision of $25,000 for the three months ended December 31, 2005 was made, as compared to an $18,000 provision for the three months ended December 31, 2004. The allowance for loan losses was $944,000, or 0.79% of net loans outstanding at December 31, 2005, as compared to $792,000, or 0.73% of net loans outstanding at December 31, 2004.

Non-interest Income. Non-interest income increased $9,000, or 8.3%, to $107,000 for the three months ended December 31, 2005, from $98,000 for the same period in 2004. The increase in non-interest income was primarily due to an increase in investment services fees of $10,000, to $13,000, as the Company restructured its investment advisor staff.

Non-interest Expense. Non-interest expense increased $350,000, or 40.5%, to $1.2 million for the three months ended December 31, 2005, from $862,000 for the three months ended December 31, 2004. The increase in non-interest expense was primarily related to new expenses associated with being a public company and expenses related to the opening of the North Andover, Massachusetts office. Compensation and employee benefits increased $179,000, or 40.2%, reflecting additional personnel for the North Andover office, $14,000 in expense related to the employee stock ownership plan and a $14,000 increase in health insurance related to additional personnel and rate increases. Occupancy expenses increased $20,000, or 13.3%, primarily due to increases related to the North Andover office. Professional fees increased $69,000 or 157.3% to $112,000 for the three months ended December 31, 2005, from $43,000 for the three months ended December 31, 2004, primarily due to increased expense associated with the new public company corporate form, primarily auditing fees and legal fees. Advertising expense increased $67,000, or 277.0%, reflecting additional promotional activity associated with the North Andover office and marketing of a new deposit acquisition program. Other general and administrative expenses increased $23,000, or 17.8%, to $145,000 for the three months ended December 31, 2005, from $122,000 from the three months ended December 31, 2004, primarily due to expenses associated with the North Andover office.

Income Taxes. The loss before income taxes of $91,000 for the three months ended December 31, 2005 resulted in an income tax benefit of $34,000 for the three months ended December 31, 2005, as compared to income before income taxes of $283,000 and a provision for income taxes of $99,000 for the three months ended December 31, 2004. The effective tax rates for the three months ended December 31, 2005 and 2004 were 37.4% and 35.0%, respectively.

Comparison of Operating Results for the Six Months Ended December 31, 2005 and 2004

General. The net loss for the six months ended December 31, 2005 was $23,000, reflecting a decrease of $334,000, or 107.4%, from net income of $311,000 for the six months ended December 31, 2004. The decrease in net income was primarily due to an increase in non-interest expense, partially offset by an increase in net interest income and non-interest income.

Interest Income. Interest income increased by $598,000, or 17.7%, to $4.0 million for the six months ended December 31, 2005, from $3.4 million for the six months ended December 31, 2004. The increase resulted primarily from an increase of $411,000, or 14.6%, in interest income on loans receivable and an increase of $164,000, or 31.7%, in interest and dividend income on securities. Additionally, the increase in interest income reflected a $17.9 million, or 13.3%, increase in the average balance of interest-earning assets for the six months ended December 31, 2005 to $152.4 million from $134.6 million for the six months ended December 31, 2004. Also contributing to the increase in interest income was the 20 basis point increase in the average yield on interest-earning assets to 5.21% for the six months ended December 31, 2005 from 5.01% for the six months ended December 31, 2004.

Interest income on loans receivable increased $411,000, or 14.6%, to $3.2 million for the six months ended December 31, 2005, from $2.8 million for the six months ended December 31, 2004. The increase was due to the increase in the average balance of loans receivable of $13.1 million, or 12.5%, to $117.4 million for the six months ended December 31, 2005 from $104.4 million for the six months ended December 31, 2004. Average loan yields increased 10 basis points to 5.50% for the six months ended December 31, 2005 from 5.40% for the six months ended December 31, 2004.

Interest and dividend income on investment securities increased $164,000, or 31.7%, to $680,000 for the six months ended December 31, 2005 from $516,000 for the six months ended December 31, 2004. The increase was due in part to the increase in the average balance of investment securities of $5.4 million, or 20.6%, to $31.6 million from $26.2 million for the same period in 2004. Also contributing to the increase in interest and dividend income on investment securities was the 37 basis point increase in the average yield on investment securities to 4.31% for the six months ended December 31, 2005, from 3.94% for the six months ended December 31, 2004.

Interest Expense. Interest expense increased $570,000, or 44.7%, to $1.8 million for the six months ended December 31, 2005, from $1.3 million for the six months ended December 31, 2004. The increase in interest expense was primarily due to a 77 basis point increase in the average cost to 2.84% for the six months ended December 31, 2005, from 2.07% for the same period in 2004, and to the $6.6 million, or 5.4%, increase in the average balance of interest-bearing liabilities to $129.9 million for the six months ended December 31, 2005, from $123.3 million for the same period in 2004.

Interest expense on Federal Home Loan Bank advances increased $397,000, or 67.9%, due to a $10.0 million or 25.2% increase in the average balance of advances for the six months ended December 31, 2005, to $49.7 million, from $39.7 million for the same period in 2004, and by a 100 basis point increase in the average cost of the advances to 3.95% for the six months ended December 31, 2005, from 2.95% for the same period in 2004. Additionally, interest expense on interest-bearing deposits increased $174,000, or 25.3%, to $859,000 for the six months ended December 31, 2005, from $685,000 for the same period in 2004. The increase was primarily due to a 50 basis point increase in the average cost of interest-bearing deposits to 2.16% for the six months ended December 31, 2005, from 1.66% for the same period in 2004. The average balance of interest-bearing deposits decreased $3.3 million or 4.0% for the six months ended December 31, 2005, to $79.4 million from $82.7 million for the same period in 2004. The average balance of interest-bearing deposits for the six months ended December 31, 2004 was inflated due to cash received during the period related to stock purchases in the Company’s initial public offering.

Net Interest Income. Net interest income increased $28,000, or 1.3%, to $2.1 million for the six months ended December 31, 2005, from $2.1 million for the same period in 2004. The increase in net interest income was a result of the $11.2 million, or 99.7%, increase in net average interest-earning assets to $22.5 million for the six months ended December 31, 2005, from $11.3 million for the same period in 2004, substantially offset by a 32 basis point decrease in net interest margin to 2.79% for the six months ended December 31, 2005, from 3.11% for the same period ended 2004.

The following table sets forth certain information regarding the Company’s average balance sheet for the periods indicated, including the average yields on its interest-earning assets and the average costs of its interest-bearing liabilities. Average yields are calculated by dividing the interest income produced by the average balance of interest-bearing assets. Average costs are calculated by dividing the interest expense produced by the average balance of interest-bearing liabilities. The average balances for the period are derived from average balances that are calculated daily. The average yields and costs include fees that are considered adjustments to such average yields and costs.

Net Interest Income Analysis

	Six Months Ended December 31,
	2005			2004
	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)

Interest-earning assets:
Loans	$117,426	$3,228	5.50%	$104,358	$2,817	5.40%
Investment securities	31,570	680	4.31%	26,169	516	3.94%
Interest-earning deposits	3,430	60	3.50%	4,046	37	1.83%
Total interest-earning assets	152,426	3,968	5.21%	134,573	3,370	5.01%
Non-interest-earning assets	8,810	-		9,096	-
Total assets	$161,236	3,968		$143,669	3,370

Interest-bearing liabilities:
Savings deposits	$18,716	29	0.31%	$25,165	39	0.31%
NOW accounts	5,445	7	0.26%	5,343	7	0.26%
Money market accounts	21,644	235	2.17%	16,268	109	1.34%
Certificates of deposit	33,582	588	3.50%	35,924	530	2.95%
Total interest-bearing deposits	79,386	859	2.16%	82,700	685	1.66%
FHLB advances	49,683	982	3.95%	39,698	585	2.95%
Repurchase agreements	839	4	0.95%	899	5	1.11%
Total interest-bearing liabilities	$129,908	1,845	2.84%	$123,297	1,275	2.07%
Non-interest-bearing liabilities:
Demand deposits	10,508			10,718
Other non-interest-bearing liabilities	1,498			1,210
Total Liabilities	141,914			135,224
Stockholders' Equity	19,322			8,445
Total liabilities and equity	$161,236			$143,669

Net interest income		$2,123			$2,095
Net interest rate spread			2.37%			2.94%
Net interest-earning assets	$22,518			$11,276
Net interest margin			2.79%			3.11%
Average of interest-earning
assets to interest-bearing
liabilitities			117.33%			109.15%

Provision for Loan Losses. A provision of $58,000 for the six months ended December 31, 2005 was made, as compared to a $36,000 provision for the six months ended December 31, 2004. The allowance for loan losses was $944,000, or 0.79% of net loans outstanding at December 31, 2005, as compared to $792,000, or 0.73% of net loans outstanding at December 31, 2004.

Non-interest Income. Non-interest income increased $20,000, or 10.2%, to $216,000 for the six months ended December 31, 2005, from $196,000 for the same period in 2004. The increase in non-interest income was primarily due to an increase in investment services fees of $28,000, to $33,000, as the Company restructured its investment advisor staff. Non-interest income for the six months ended December 31, 2004 included $5,000 of income related to the Company’s membership in the Depositors Insurance Fund, which was terminated in 2005 due to the Company’s charter change.

Non-interest Expense. Non-interest expense increased $544,000, or 30.5%, to $2.3 million for the six months ended December 31, 2005, from $1.8 million for the six months ended December 31, 2004. The increase in non-interest expense was primarily related to new expenses associated with being a public company and expenses related to the opening of the North Andover, Massachusetts office. Compensation and employee benefits increased $340,000, or 36.3%, reflecting additional personnel for the new North Andover office, a $44,000 increase in directors’ fees, as the directors met monthly for the six months ended December 31, 2005 compared to quarterly for the six months ended December 31, 2004, a $21,000 increase in compensation expense in the investment services division, $30,000 in expense related to the employee stock ownership plan and $21,000 in health insurance related to additional personnel and rate increase. Occupancy expenses increased $38,000, or 12.4%, primarily due to increases related to the North Andover office and utility costs. Professional fees increased $113,000 or 132.8% to $197,000 for the six months ended December 31, 2005, from $84,000 for the six months ended December 31, 2004, primarily due to increased expense associated with the new public company corporate form, primarily auditing fees and legal fees. Advertising expenses increased $46,000, or 83.7%, reflecting additional promotional activity associated with the North Andover office. Other general and administrative expenses increased $28,000, or 10.9%, to $280,000 for the six months ended December 31, 2005, from $252,000 from the six months ended December 31, 2004, primarily due to expenses associated with the new public company corporate form and the North Andover office.

Income Taxes. The loss before income taxes of $41,000 for the six months ended December 31, 2005 resulted in an income tax benefit of $18,000 for the six months ended December 31, 2005, as compared to income before income taxes of $477,000 and a provision for income taxes of $166,000 for the six months ended December 31, 2004. The effective tax rates for the six months ended December 31, 2005 and 2004 were 43.4% and 34.9%, respectively.

Item 3.   Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and in timely alerting them to material information relating to the Company required to be filed in its periodic SEC filings. There has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.         Legal Proceedings

Not applicable

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3.         Defaults Upon Senior Securities

Not applicable

Item 4.         Submission of Matters to a Vote of Security Holders

On October 25, 2005, the Company held an annual meeting of shareholders. At the meeting, proposals to (1) elect Robert E. Balletto, James E. Brackbill, Jr., M.D., David H. Condon, Stephen L. Flynn, Thomas L. Hamelin and Arthur J. Rauseo, to serve as directors of the Company for terms of three years and until their respective successors have been elected and qualified, Raymond W. DeZenzo, Jr. to serve for a two year period and until his successors has been elected and qualified and Mary L. Williams to serve for a one-year period and until her successor has been elected and qualified and (2) ratify the engagement of Wolf and Company, P.C. to be the Company’s auditors for the June 30, 2006 fiscal year were approved. There were no broker non-votes. The votes cast for and against the proposals were as follows:

Election to the Board of Directors	For	Withheld

Robert E. Balletto	2,481,749	19,505

James E. Brackbill, Jr., M.D.	2,481,899	19,355

David H. Condon	2,481,799	19,455

Stephen L. Flynn	2,479,675	21,579

Thomas L. Hamelin	2,480,675	20,579

Arthur J. Rauseo	2,475,099	26,155

Raymond W. DeZenzo, Jr.	2,480,899	20,355

Mary L. Williams	2,477,373	23,881

Ratification of Appointment of Wolf & Company, P.C. as auditors for the Company for the fiscal year ending June 30, 2006

	Abstain	For	Against

Number of votes	3,143	2,495,034	3,077

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

GEORGETOWN BANCORP, INC.
(Registrant)

Date: February 10, 2006	/s/ Robert E. Balletto
Robert E. Balletto
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Joseph W. Kennedy
Joseph W. Kennedy
Senior Vice President, Treasurer and Chief Financial Officer
(Principal Accounting and Financial Officer)