Form 10QSB
period 2006-03-31
Georgetown Bancorp, Inc.
filed 2006-05-15
CIK 1302709

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
   [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

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

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

Indicate the number of shares outstanding of the registrant's common stock, as of the latest practicable date: Common Stock, $0.10 par value, 2,777,250 shares outstanding as of May 12, 2006

Transitional Small Business Disclosure Format: YES [_] NO [X]

                                   Form 10-QSB

                            GEORGETOWN BANCORP, INC.
                                Table of Contents

Part I.  Financial Information                                              Page
         ---------------------                                              ----
Item 1:  Financial Statements (Unaudited)

         Consolidated Statements of Financial Condition
           as of March 31, 2006 and June 30, 2005                              1
         Consolidated Statements of Operations for the Three Months
           and Nine Months Ended March 31, 2006 and 2005                       2
         Consolidated Statements of Changes in Stockholders' Equity for the
           Nine Months Ended March 31, 2006 and 2005                           3
         Consolidated Statements of Cash Flows for the Nine Months
           Ended March 31, 2006 and 2005                                       4
         Notes to Condensed Consolidated Financial Statements                  6

Item 2:  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                 7

Item 3:  Controls and Procedures                                              14

Part II. Other Information
         -----------------

Item 1:  Legal Proceedings                                                    15
Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds          15
Item 3:  Defaults upon Senior Securities                                      15
Item 4:  Submission of Matters to a Vote of Security Holders                  15
Item 5:  Other Information                                                    15
Item 6:  Exhibits                                                             15

SIGNATURES                                                                    16

                            GEORGETOWN BANCORP, INC.
                        STATEMENTS OF FINANCIAL CONDITION
                        ---------------------------------
                                   (unaudited)
                                     ASSETS

                                                                  At              At
                                                               March 31,        June 30,
                                                                 2006            2005
                                                             ------------    ------------
                                                       ($ In thousands, except per share data)
Cash and due from banks                                      $      2,878    $      1,887
Short-term investments                                              4,045           3,191
                                                             ------------    ------------
               Total cash and cash equivalents                      6,923           5,078

Securities available for sale, at fair value                       19,039          16,814
Securities held to maturity, at amortized cost                     10,228          12,380
Federal Home Loan Bank stock, at cost                               2,784           2,526
Loans, net of allowance for loan losses of $947,000
    at March 31, 2006 and $882,000 at June 30, 2005               119,543         114,781
Premises and equipment, net                                         5,317           4,885
Accrued interest receivable                                           678             680
Bank-owned life insurance                                           1,200           1,166
Other assets                                                          810             717
                                                             ------------    ------------

               Total assets                                  $    166,522    $    159,027
                                                             ============    ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                     $     93,654    $     90,336
Short-term borrowings                                              19,025          28,350
Long-term Federal Home Loan Bank advances                          32,933          18,468
Securities sold under agreements to repurchase                        714             989
Mortgagors' escrow accounts                                           317             268
Accrued expenses and other liabilities                                930           1,331
                                                             ------------    ------------
               Total liabilities                                  147,573         139,742
                                                             ------------    ------------

Commitments and Contingencies                                          --              --

Stockholders' equity:
Preferred stock, $0.10 par value per share: 1,000,000
shares authorized; none outstanding                                    --              --
Common Stock, $0.10 par value per share: 10,000,000
shares authorized; 2,777,250 shares issued and outstanding            278             278
Additional paid-in capital                                         11,452          11,452
Retained earnings                                                   8,289           8,383
Accumulated other comprehensive loss                                 (309)            (17)
Unearned compensation - ESOP                                         (761)           (811)
                                                             ------------    ------------
               Total stockholders' equity                          18,949          19,285
                                                             ------------    ------------

               Total liabilities and stockholders' equity    $    166,522    $    159,027
                                                             ============    ============

See notes to condensed consolidated financial statements.


                                            GEORGETOWN BANCORP, INC.
                                            STATEMENTS OF OPERATIONS
                                            ------------------------
                                                   (unaudited)

                                                            Three Months Ended           Nine Months Ended
                                                         March 31,      March 31,     March 31,      March 31,
                                                           2006           2005          2006           2005
                                                        -----------    -----------   -----------    -----------
                                                                 ($ In thousands, except per share data)
Interest and dividend income:
    Loans, including fees                               $     1,676    $     1,487   $     4,904    $     4,304
    Investment interest and dividends                           355            276         1,035            792
    Short-term investments                                       40             64           100            101
                                                        -----------    -----------   -----------    -----------
               Total interest and dividend income             2,071          1,827         6,039          5,197
                                                        -----------    -----------   -----------    -----------

Interest expense:
    Deposits                                                    498            337         1,357          1,022
    Federal Home Loan Bank advances                             558            356         1,541            941
    Securities sold under agreements to repurchase                2              2             5              6
                                                        -----------    -----------   -----------    -----------
               Total interest expense                         1,058            695         2,903          1,969
                                                        -----------    -----------   -----------    -----------

Net interest income                                           1,013          1,132         3,136          3,228
Provision for loan losses                                        --             30            58             66
                                                        -----------    -----------   -----------    -----------
Net interest income, after provision for loan losses          1,013          1,102         3,078          3,162
                                                        -----------    -----------   -----------    -----------

Non-interest income:
    Customer service fees                                       115             83           297            237
    Loss on sale of securities available for sale                --             --            --             (2)
    Income from bank-owned life insurance                        11             11            34             33
    Other                                                         8              6            19             28
                                                        -----------    -----------   -----------    -----------
               Total non-interest income                        134            100           350            296
                                                        -----------    -----------   -----------    -----------

Non-interest expenses:
    Salaries and employee benefits                              740            574         2,019          1,513
    Occupancy and equipment expenses                            235            170           577            474
    Data processing expenses                                     36             73           160            217
    Professional fees                                            77            105           273            189
    Advertising expense                                          35             33           136             88
    Other general and administrative expenses                   129            154           408            407
                                                        -----------    -----------   -----------    -----------
               Total non-interest expenses                    1,252          1,109         3,573          2,888
                                                        -----------    -----------   -----------    -----------

(Loss) income before income taxes                              (105)            93          (145)           570

Income tax (benefit) expense                                    (39)            27           (56)           193
                                                        -----------    -----------   -----------    -----------

Net (loss) income                                       $       (66)   $        66   $       (89)   $       377
                                                        ===========    ===========   ===========    ===========

Net loss per share:
Basic and diluted                                       ($     0.02)           N/A   ($     0.03)           N/A

Basic and diluted weighted average shares outstanding     2,700,077                    2,698,395

See notes to condensed consolidated financial statements.


                                                      GEORGETOWN BANCORP, INC.
                                           STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                           ----------------------------------------------
                                                            (unaudited)
                                                                                         Accumulated
                                                             Additional                     Other
                                                              Paid-in       Retained    Comprehensive    Unearned
                                             Common Stock     Capital       Earnings        Loss       Compensation       Total
                                             ------------   -----------   -----------    -----------   ------------    -----------
                                                                                ($ In thousands)

Balance at June 30, 2004                      $        --   $        --   $     8,171    $      (102)   $        --    $     8,069
                                                                                                                       -----------

Comprehensive income (loss):
    Net income                                                                    377                                          377
    Change in unrealized gain (loss)
        on securities available for sale,
        net of reclassification adjustments
        and tax effects                                                                          (19)                          (19)
                                                                                                                       -----------
                 Total comprehensive income                                                                                    358
                                                                                                                       -----------

Net proceeds from the issuance of common
  stock (2,775,250 shares)                            278        11,452            --             --             --         11,730

Unearned Compensation                                  --            --            --             --         (1,000)        (1,000)
                                              -----------   -----------   -----------    -----------    -----------    -----------

Balance at March 31, 2005                     $       278   $    11,452   $     8,548    $      (121)   $    (1,000)        19,157
                                              ===========   ===========   ===========    ===========    ===========    ===========

Balance at June 30, 2005                      $       278   $    11,452   $     8,383    $       (17)   $      (811)   $    19,285

Comprehensive income (loss):
    Net loss                                                                      (89)                                         (89)
    Change in unrealized gain (loss)
        on securities available for sale,
        net of reclassification adjustments
        and tax effects                                                                         (292)                         (292)
                                                                                                                       -----------
                 Total comprehensive loss                                                                                     (381)
                                                                                                                       -----------

Common stock held by ESOP distributed or
committed to be allocated (23,900 shares)                                          (5)                           50             45
                                              -----------   -----------   -----------    -----------    -----------    -----------

Balance at March 31, 2006                     $       278   $    11,452   $     8,289    $      (309)   $      (761)   $    18,949
                                              ===========   ===========   ===========    ===========    ===========    ===========

See notes to condensed consolidated financial statements.


                                        GEORGETOWN BANCORP, INC.
                                        STATEMENTS OF CASH FLOWS
                                        ------------------------
                                               (unaudited)
                                                                                     Nine Months Ended
                                                                                   March 31,   March 31,
                                                                                     2006        2005
                                                                                   --------    --------
                                                                                      (In thousands)
Cash flows from operating activities:
Net (loss) income                                                                  $    (89)   $    377
    Adjustments to reconcile net (loss) income to net cash
        provided by operating activities:
            Provision for loan losses                                                    58          66
            Loss on sale of securities                                                   --           2
           (Accretion) amortization of securities, net                                  (35)          3
           Accretion of deferred loan costs                                             (26)        (19)
            Depreciation and amortization expense                                       318         279
           (Increase) decrease in accrued interest receivable                             2        (156)
            Income from bank-owned life insurance                                       (34)        (33)
ESOP compensation expense                                                                45          --
            Other, net                                                                 (319)       (110)
                                                                                   --------    --------
                  Net cash (used by) provided by operating activities                   (80)        409
                                                                                   --------    --------

Cash flows from investing activities:
    Activity in available-for-sale securities:
        Maturities, prepayments and calls                                             3,214       1,044
        Purchases                                                                    (5,888)     (7,740)
        Proceeds on sales of securities                                                  --         197
    Activity in held-to-maturity securities:
        Maturities, prepayments and calls                                             2,169       1,404
        Purchases                                                                        --     (10,917)
    Purchase of Federal Home Loan Bank stock                                           (258)       (879)
    Loan originations, net of amortization and payoffs                               (4,794)    (10,954)
    Purchase of premises and equipment                                                 (750)        (81)
                                                                                   --------    --------
                 Net cash used by investing activities                               (6,307)    (27,926)
                                                                                   --------    --------

                                                Continued


                              GEORGETOWN BANCORP, INC.
                              STATEMENTS OF CASH FLOWS
                              ------------------------
                                    (unaudited)
                                    (continued)

                                                               Nine Months Ended
                                                              March 31,   March 31,
                                                                2006        2005
                                                              --------    --------
                                                                 (In thousands)
Cash flows from financing activities:
    Net increase in deposits                                  $  3,318    $  2,012
    Net decrease in securities sold under agreements
         to repurchase                                            (275)       (171)
    Net change in borrowings with maturities of  three
         months or less                                         (5,925)     10,960
    Proceeds of Federal Home Loan Bank advances
        with maturities greater than three months               39,400      14,500
    Repayments of Federal Home Loan Bank advances
        with maturities greater than three months              (28,335)     (8,083)
    Net change in mortgagors' escrow accounts                       49          84
    Proceeds from issuance of common stock                          --      11,730
    Purchase of Employee Stock Ownership Plan Shares                --      (1,000)
                                                              --------    --------
                  Net cash provided by financing activities      8,232      30,032
                                                              --------    --------

Net change in cash and cash equivalents                          1,845       2,515

Cash and cash equivalents at beginning of year                   5,078       3,708
                                                              --------    --------

Cash and cash equivalents at end of year                      $  6,923    $  6,223
                                                              ========    ========

Supplementary information:
        Interest paid on deposit accounts                     $  1,357    $  1,022
        Interest paid on Federal Home Loan Bank advances         1,541         941
        Interest paid on securities sold under agreement
          to repurchase                                              5           6
Income taxes paid, net of refunds                                  (85)        157


See notes to condensed consolidated financial statements.

                            GEORGETOWN BANCORP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

         The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-QSB and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the nine-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the entire fiscal year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the 2005 Consolidated Financial Statements presented in the Company's Annual Report on Form 10-KSB filed at the Securities and Exchange Commission on September 28, 2005. The consolidated financial statements include the accounts of Georgetown Savings Bank (the "Bank") and its wholly owned subsidiary, Georgetown Securities Corporation, which engages in the buying, selling and holding of securities. All significant inter-company balances and transactions have been eliminated in consolidation.

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

2.       NET LOSS PER COMMON SHARE

         Basic and diluted net loss per common share (EPS) represents income or loss to common stockholders divided by the weighted average number of common shares outstanding. Employee stock ownership plan (ESOP) shares, which are committed to be released, are considered outstanding for basic and diluted EPS. Basic and diluted EPS are not calculated for 2005, since the Bank had not completed its reorganization into stock form until January 5, 2005.

                                                    Three Months Ended  Nine Months Ended
                                                      March 31, 2006     March 31, 2006
                                                      --------------     --------------

      Net Loss available to common stockholders      ($       66,000)   ($       89,000)
                                                     ===============    ===============

Basic potential common shares:
    Weighted average shares outstanding                    2,777,250          2,777,250
    Weighted average unallocated ESOP shares                 (77,173)           (78,855)
                                                     ---------------    ---------------
       Basic weighted average shares outstanding           2,700,077          2,698,395

Dilutive potential common shares                                  --                 --

                                                     ---------------    ---------------
Dilutive weighted average shares outstanding               2,700,077          2,698,395
                                                     ===============    ===============


Basic and diluted EPS                                ($         0.02)   ($         0.03)
                                                     ===============    ===============

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

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         This document may contain certain forward-looking statements, such as statements of the Company's or the Bank's plans, objectives, expectations, estimates and intentions. Forward-looking statements may be identified by the use of words such as "expects," "subject," "believe," "will," "intends," "will be" or "would." These statements are subject to change based on various important factors (some of which are beyond the Company's or the Bank's control) and actual results may differ materially. Accordingly, readers should not place undue reliance on any forward-looking statements (which reflect management's analysis of factors only as of the date of which they are given). These factors include general economic conditions, trends in interest rates, the ability of our borrowers to repay their loans, the ability of the Company or the Bank to effectively manage its growth, and results of regulatory examinations, among other factors. The foregoing list of important factors is not exclusive. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including Current Reports on Form 8-K.

         Except as required by applicable law and regulation, the Company does not undertake - and specifically disclaims any obligation - to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

         Overview

        The Company's results of operations depend primarily on net interest and dividend income, which is the difference between the interest and dividend income earned on its interest-earning assets, such as loans and securities, and the interest expense on its interest-bearing liabilities, such as deposits and borrowings. The Company also generates non-interest income, primarily from fees and service charges. Gains on sales of loans and securities are added sources of non-interest income. The Company's non-interest expense primarily consists of employee compensation and benefits, occupancy and equipment expense, advertising, data processing, professional fees and other operating expenses.

Comparison of Financial Condition at March 31, 2006 and June 30, 2005

         Total assets increased by $7.5 million, or 4.7%, to $166.5 million at March 31, 2006, from $159.0 million at June 30, 2005. The increase in total assets resulted primarily from increases in loans receivable and a temporary increase in cash and cash equivalents. Investment securities available for sale increased $2.2 million, or 13.2%, to $19.0 million at March 31, 2006, from $16.8 million at June 30, 2005. Investment securities held to maturity decreased $2.2 million, or 17.4%, to $10.2 million at March 31, 2006, from $12.4 million at June 30, 2005. The increase in net loans receivable of $4.8 million, or 4.2%, to $119.5 million at March 31, 2006, from $114.8 million at June 30, 2005, was primarily due to increases in adjustable rate residential mortgages of $2.4 million or 8.7%, fixed rate commercial loans of $1.0 million or 19.1% and home equity lines of credit of $745,000 or 10.7%.

         Total deposits increased by $3.3 million, or 3.7%, to $93.7 million at March 31, 2006, from $90.3 million at June 30, 2005. The increase in deposits primarily reflected increases in money market deposit accounts of $3.0 million, or 14.1%, increases in NOW checking accounts of $2.4 million, or 52.5%, and increases in certificate of deposit accounts of $2.3 million, or 6.9%, partially offset by decreases in savings accounts of $4.2 million or 20.3%. Short-term borrowings from the Federal Home Loan Bank decreased $9.3 million, or 32.9%, while long-term borrowings from the Federal Home Loan Bank increased $14.5 million, or 78.3%, reflecting the Company's continued efforts to extend its liabilities in the current flat yield curve environment.

         Total stockholders' equity decreased $336,000 or 1.7% primarily due to the impact of adjusting the market value of available-for-sale securities due to interest rate changes and the net operating loss for the nine months ended March 31, 2006. Accumulated other comprehensive loss increased $292,000 to $309,000 at March 31, 2006, from $17,000 at June 30, 2005, reflecting $489,000 in net unrealized losses on securities available for sale at March 31, 2006. The net unrealized losses on securities available for sale were attributable to changes in market interest rates and are not considered by management to be other than temporary.

Comparison  of  Operating  Results for the Three Months Ended March 31, 2006 and
2005

         General. The net loss for the three months ended March 31, 2006 was $66,000, compared to net income of $66,000 for the three months ended March 31, 2005. The decrease in net income was primarily due to an increase in non-interest expense and a decrease in net interest income, partially offset by an increase in non-interest income.

         Interest Income. Interest income increased by $244,000, or 13.4%, to $2.1 million for the three months ended March 31, 2006, from $1.8 million for the three months ended March 31, 2005. The increase resulted primarily from an increase of $189,000, or 12.7%, in interest income on loans receivable and an increase of $79,000, or 28.6%, in interest and dividend income on securities. Additionally, the increase in interest income reflected a $6.0 million, or 4.0%, increase in the average balance of interest-earning assets for the three months ended March 31, 2006 to $154.9 million from $148.9 million for the three months ended March 31, 2005. Also contributing to the increase in interest income was the 44 basis point increase in the average yield on interest-earning assets to 5.35% for the three months ended March 31, 2006 from 4.91% for the three months ended March 31, 2005.

         Interest income on loans receivable increased $189,000, or 12.7%, to $1.7 million for the three months ended March 31, 2006, from $1.5 million for the three months ended March 31, 2005. The increase was due to the increase in the average balance of loans receivable of $10.3 million, or 9.47%, to $119.2 million for the three months ended March 31, 2006 from $108.9 million for the three months ended March 31, 2005. Average loan yields increased 16 basis points to 5.62% for the three months ended March 31, 2006 from 5.46% for the three months ended March 31, 2005.

         Interest and dividend income on investment securities increased $79,000, or 28.6%, to $355,000 for the three months ended March 31, 2006 from $276,000 for the three months ended March 31, 2005. The increase was due in part to the increase in the average balance of investment securities of $3.9 million, or 14.0%, to $31.9 million from $28.0 million for the same period in 2005. Also contributing to the increase in interest and dividend income on investment securities was the 50 basis point increase in the average yield on investment securities to 4.45% for the three months ended March 31, 2006, from 3.95% for the three months ended March 31, 2005.

         Interest Expense. Interest expense increased $363,000, or 52.3%, to $1.1 million for the three months ended March 31, 2006, from $695,000 for the three months ended March 31, 2005. The increase in interest expense was primarily due to a 90 basis point increase in the average cost to 3.15% for the three months ended March 31, 2006, from 2.25% for the same period in 2005, and to the $10.4 million, or 8.4%, increase in the average balance of interest-bearing liabilities to $134.2 million for the three months ended March 31, 2006, from $123.8 million for the same period in 2005.

         Interest expense on Federal Home Loan Bank advances increased $203,000, or 56.9%, due to a $6.7 million or 14.5% increase in the average balance of advances for the three months ended March 31, 2006, to $52.6 million, from $45.9 million for the same period in 2005, and by a 115 basis point increase in the average cost of the advances to 4.25% for the three months ended March 31, 2006, from 3.10% for the same period in 2005. Additionally, interest expense on interest-bearing deposits increased $161,000, or 47.8%, to $498,000 for the three months ended March 31, 2006, from $337,000 for the same period in 2005. The increase was primarily due to a 71 basis point increase in the average cost of interest-bearing deposits to 2.46% for the three months ended March 31, 2006, from 1.75% for the same period in 2005. The average balance of interest-bearing deposits increased $3.8 million or 4.9% for the three months ended March 31, 2006, to $81.0 million from $77.2 million for the same period in 2005.

         Net Interest Income. Net interest income decreased $119,000, or 10.5%, to $1.0 million for the three months ended March 31, 2006, from $1.1 million for the same period in 2005. The decrease in net interest income was the result of a 42 basis point decrease in net interest margin to 2.62% for the three months ended March 31, 2006, from 3.04% for the same period ended 2005, and by the $4.4 million, or 17.5%, decrease in net average interest-earning assets to $20.8 million for the three months ended March 31, 2006, from $25.1 million for the same period in 2005. The higher average balance of short-term investments for the three months ended March 31, reflected cash received related to stock purchases in the Company's initial public offering resulting in the decrease in net average interest-earning assets.

         The following table sets forth certain information regarding the Company's average balance sheet for the periods indicated, including the average yields on its interest-earning assets and the average costs of its interest-bearing liabilities. Average yields are calculated by dividing the interest income produced by the average balance of interest-bearing assets. Average costs are calculated by dividing the interest expense produced by the average balance of interest-bearing liabilities. The average balances for the period are derived from average balances that are calculated daily. The average yields and costs include fees that are considered adjustments to such average yields and costs.

Net Interest Income Analysis
----------------------------


                                                                                  Three Months Ended March 31,
                                             At March 31,      -------------------------------------------------------------------
                                                 2006                        2006                               2005
                                        ---------------------  --------------------------------  ---------------------------------
                                                     Weighted   Average                Average     Average                Average
                                        Outstanding  Average  Outstanding              Yield/    Outstanding              Yield/
                                         Balance      Rate      Balance    Interest     Rate       Balance    Interest     Rate
                                        ---------   ---------  ---------   ---------  ---------   ---------   ---------  ---------
                                                                               (Dollars in thousands)

Interest-earning assets:
  Loans                                 $ 120,490        5.67%  $ 119,232  $   1,676        5.62%  $ 108,916  $   1,487      5.46%
  Investment securities                    32,051        4.72%     31,883        355        4.45%     27,964        276      3.95%
  Interest-earning deposits                 4,045        4.70%      3,790         40        4.22%     12,061         64      2.12%
                                        ---------               ---------  ---------               ---------  ---------
     Total interest-earning assets        156,586        5.45%    154,905      2,071        5.35%    148,941      1,827      4.91%
  Non-interest-earning assets               9,936                   9,575         --                   8,591         --
                                        ---------               ---------  ---------               ---------  ---------
  Total assets                          $ 166,522               $ 164,480      2,071               $ 157,532      1,827
                                        =========               =========  =========               =========  =========


Interest-bearing liabilities:
  Savings deposits                      $  16,306        0.30%  $  16,775         13        0.30%  $  21,436         18      0.34%
  NOW accounts                              7,111        0.99%      6,358         14        0.87%      5,085          3      0.21%
  Money market accounts                    23,915        2.91%     23,215        150        2.59%     18,048         66      1.46%
  Certificates of deposit                  36,214        3.85%     34,618        321        3.71%     32,604        250      3.07%
                                        ---------               ---------  ---------               ---------  ---------
    Total interest-bearing deposits        83,546        2.65%     80,966        498        2.46%     77,173        337      1.75%
  FHLB advances                            51,958        4.40%     52,559        558        4.25%     45,888        356      3.10%
  Repurchase agreements                       714        1.00%        626          2        1.28%        735          2      1.09%
                                        ---------               ---------  ---------               ---------  ---------
    Total interest-bearing liabilities  $ 136,218        3.31%  $ 134,151      1,058        3.15%  $ 123,796        695      2.25%
Non-interest-bearing liabilities:
  Demand deposits                          10,108                   9,996                              8,173
  Other non-interest-bearing liabilities    1,247                   1,209                              6,615
Total Liabilities                         147,573                 145,356                            138,584
  Stockholders' Equity                     18,949                  19,124                             18,948
                                        ---------               ---------                         ---------
     Total liabilities and equity       $ 166,522               $ 164,480                          $ 157,532
                                        =========               =========                          =========


Net interest income                                                        $   1,013                          $   1,132
                                                                           =========                          =========
Net interest rate spread                                 2.15%                              2.19%                            2.66%
Net interest-earning assets             $  20,368               $  20,754                          $  25,145
                                        =========               =========                          =========
Net interest margin                                                                         2.62%                            3.04%
Average of interest-earning
     assets to interest-bearing
      liabilitities                                    114.95%                            115.47%                          120.31%

         Provision for Loan Losses. The Company made no provision for loan losses for the three months ended March 31, 2006 compared to a provision of $30,000 for the three months ended March 31, 2005. The allowance for loan losses was $947,000, or 0.79% of net loans outstanding at March 31, 2006, as compared to $833,000, or 0.76% of net loans outstanding at March 31, 2005.

         Non-interest Income. Non-interest income increased $34,000, or 33.4%, to $134,000 for the three months ended March 31, 2006, from $100,000 for the same period in 2005. The increase in non-interest income was primarily due to an increase in investment services fees of $32,000, to $42,000.

         Non-interest Expense. Non-interest expense increased $143,000, or 12.9%, to $1.3 million for the three months ended March 31, 2006, from $1.1 million for the three months ended March 31, 2005. The increase in non-interest expense was primarily due to expenses related to the new office in North Andover, Massachusetts. Compensation and employee benefits increased $166,000, or 29.0%, reflecting additional personnel for the North Andover office, $15,000 in expense related to the employee stock ownership plan and an $18,000 increase in health insurance related to additional personnel and rate increases.
Occupancy expenses increased $66,000, or 38.6%, primarily due to increases related to the North Andover office. Professional fees decreased $28,000 or 26.9% to $77,000 for the three months ended March 31, 2006, from $105,000 for the three months ended March 31, 2005. Data processing expense decreased $37,000 or 50.2% to $36,000, as the Company took one-time credits totaling $36,000 related to its core processing conversion in June 2005. Other general and administrative expenses decreased $26,000, or 17.0%, to $129,000 for the three months ended March 31, 2006, from $154,000 from the three months ended March 31, 2005, primarily due to the recovery of expenses associated with problem loans.

         Income Taxes. The loss before income taxes of $105,000 for the three months ended March 31, 2006 resulted in an income tax benefit of $39,000 for the three months ended March 31, 2006, as compared to income before income taxes of $94,000 and a provision for income taxes of $27,000 for the three months ended March 31, 2005. The effective tax rates for the three months ended March 31, 2006 and 2005 were 36.7% and 28.9%, respectively.

Comparison  of  Operating  Results for the Nine Months  Ended March 31, 2006 and
2005

         General. The net loss for the nine months ended March 31, 2006 was $89,000, compared to net income of $377,000 for the nine months ended March 31, 2005. The decrease in net income was primarily due to an increase in non-interest expense and a decrease in net interest income, partially offset by an increase in non-interest income.

         Interest Income. Interest income increased by $841,000, or 16.2%, to $6.0 million for the nine months ended March 31, 2006, from $5.2 million for the nine months ended March 31, 2005. The increase resulted primarily from an increase of $600,000, or 14.0%, in interest income on loans receivable and an increase of $243,000, or 30.7%, in interest and dividend income on securities. Additionally, the increase in interest income reflected a $13.9 million, or 10.0%, increase in the average balance of interest-earning assets for the nine months ended March 31, 2006 to $153.2 million from $139.4 million for the nine months ended March 31, 2005. Also contributing to the increase in interest income was the 28 basis point increase in the average yield on interest-earning assets to 5.25% for the nine months ended March 31, 2006 from 4.97% for the nine months ended March 31, 2005.

         Interest income on loans receivable increased $600,000, or 14.0%, to $4.9 million for the nine months ended March 31, 2006, from $4.3 million for the nine months ended March 31, 2005. The increase was due to the increase in the average balance of loans receivable of $12.1 million, or 11.5%, to $118.0 million for the nine months ended March 31, 2006 from $105.9 million for the nine months ended March 31, 2005. Average loan yields increased 12 basis points to 5.54% for the nine months ended March 31, 2006 from 5.42% for the nine months ended March 31, 2005.

         Interest and dividend income on investment securities increased $243,000, or 30.7%, to $1.0 million for the nine months ended March 31, 2006 from $792,000 for the nine months ended March 31, 2005. The increase was due in part to the increase in the average balance of investment securities of $5.0 million, or 18.5%, to $31.7 million from $26.7 million for the same period in 2005. Also contributing to the increase in interest and dividend income on investment securities was the 41 basis point increase in the average yield on investment securities to 4.36% for the nine months ended March 31, 2006, from 3.95% for the nine months ended March 31, 2005.

         Interest Expense. Interest expense increased $933,000, or 47.4%, to $2.9 million for the nine months ended March 31, 2006, from $2.0 million for the nine months ended March 31, 2005. The increase in interest expense was primarily due to an 82 basis point increase in the average cost to 2.95% for the nine months ended March 31, 2006, from 2.13% for the same period in 2005, and to the $7.8 million, or 6.4%, increase in the average balance of interest-bearing liabilities to $131.3 million for the nine months ended March 31, 2006, from $123.5 million for the same period in 2005.

         Interest expense on Federal Home Loan Bank advances increased $600,000, or 63.7%, due to an $8.9 million or 21.2% increase in the average balance of advances for the nine months ended March 31, 2006, to $50.6 million, from $41.8 million for the same period in 2005, and by a 106 basis point increase in the average cost of the advances to 4.06% for the nine months ended March 31, 2006, from 3.00% for the same period in 2005. Additionally, interest expense on interest-bearing deposits increased $335,000, or 32.7%, to $1.4 million for the nine months ended March 31, 2006, from $1.0 million for the same period in 2005. The increase was primarily due to a 57 basis point increase in the average cost of interest-bearing deposits to 2.26% for the nine months ended March 31, 2006, from 1.69% for the same period in 2005. The average balance of interest-bearing deposits decreased $947,000 or 1.2% for the nine months ended March 31, 2006, to $79.9 million from $80.9 million for the same period in 2005. The average balance of interest-bearing deposits for the nine months ended March 31, 2005 was inflated due to cash received related to stock purchases in the Company's initial public offering.

         Net Interest Income. Net interest income decreased $92,000, or 2.8%, to $3.1 million for the nine months ended March 31, 2006, from $3.2 million for the same period in 2005. The decrease in net interest income was primarily the result a 36 basis point decrease in net interest margin to 2.73% for the nine months ended March 31, 2006, from 3.09% for the same period ended 2005, partially offset by of the $6.0 million, or 38.0%, increase in net average interest-earning assets to $21.9 million for the nine months ended March 31, 2006, from $15.9 million for the same period in 2005.

         The following table sets forth certain information regarding the Company's average balance sheet for the periods indicated, including the average yields on its interest-earning assets and the average costs of its interest-bearing liabilities. Average yields are calculated by dividing the interest income produced by the average balance of interest-bearing assets. Average costs are calculated by dividing the interest expense produced by the average balance of interest-bearing liabilities. The average balances for the period are derived from average balances that are calculated daily. The average yields and costs include fees that are considered adjustments to such average yields and costs.

Net Interest Income Analysis
----------------------------


                                                                                   Nine Months Ended March 31,
                                             At March 31,      -------------------------------------------------------------------
                                                 2006                        2006                               2005
                                        ---------------------  --------------------------------  ---------------------------------
                                                     Weighted   Average                 Average    Average               Average
                                        Outstanding  Average  Outstanding               Yield/   Outstanding              Yield/
                                         Balance      Rate      Balance    Interest      Rate      Balance    Interest     Rate
                                        ---------   ---------  ---------   ---------  ---------   ---------   ---------  ---------
                                                                               (Dollars in thousands)

Interest-earning assets:
  Loans                                 $ 120,490        5.67%  $ 118,019   $   4,904       5.54%  $ 105,882  $   4,304       5.42%
  Investment securities                    32,051        4.72%     31,673       1,035       4.36%     26,723        792       3.95%
  Interest-earning deposits                 4,045        4.70%      3,548         100       3.76%      6,753        101       1.99%
                                        ---------               ---------  ---------               ---------  ---------
     Total interest-earning assets        156,586        5.45%    153,240       6,039       5.25%    139,358      5,197       4.97%
  Non-interest-earning assets               9,936                   9,061          --                  8,865         --
                                        ---------               ---------  ---------               ---------  ---------
  Total assets                          $ 166,522               $ 162,301       6,039              $ 148,223      5,197
                                        =========               =========  =========               =========  =========


Interest-bearing liabilities:
  Savings deposits                      $  16,306        0.30%  $  18,078          41       0.30%  $  23,902         57       0.32%
  NOW accounts                              7,111        0.99%      5,745          20       0.46%      5,258          9       0.23%
  Money market accounts                    23,915        2.91%     22,160         385       2.32%     16,862        175       1.38%
  Certificates of deposit                  36,214        3.85%     33,922         911       3.58%     34,830        781       2.99%
                                        ---------               ---------  ---------               ---------  ---------
    Total interest-bearing deposits        83,546        2.65%     79,905       1,357       2.26%     80,852      1,022       1.69%
  FHLB advances                            51,958        4.40%     50,627       1,541       4.06%     41,763        941       3.00%
  Repurchase agreements                       714        1.00%        769           5       0.87%        844          6       0.95%
                                        ---------               ---------  ---------               ---------  ---------
    Total interest-bearing liabilities  $ 136,218        3.31%  $ 131,301       2,903       2.95%  $ 123,459      1,969       2.13%
Non-interest-bearing liabilities:
  Demand deposits                          10,108                  10,340                              9,870
  Other non-interest-bearing liabilities    1,247                   1,403                              2,999
Total Liabilities                         147,573                 143,044                            136,328
  Stockholders' Equity                     18,949                  19,257                             11,895
                                        ---------               ---------                          ---------
     Total liabilities and equity       $ 166,522               $ 162,301                          $ 148,223
                                        =========               =========                          =========

Net interest income                                                         $   3,136                         $   3,228
                                                                            =========                         =========
Net interest rate spread                                 2.15%                              2.31%                             2.85%
Net interest-earning assets             $  20,368               $  21,939                          $  15,899
                                        =========               =========                          =========
Net interest margin                                                                         2.73%                             3.09%
Average of interest-earning
     assets to interest-bearing
      liabilitities                                    114.95%                            116.71%                           112.88%


         Provision for Loan Losses. A provision of $58,000 for the nine months ended March 31, 2006 was made, as compared to a $66,000 provision for the nine months ended March 31, 2005. The allowance for loan losses was $947,000, or 0.79% of net loans outstanding at March 31, 2006, as compared to $833,000, or 0.76% of net loans outstanding at March 31, 2005.

         Non-interest Income. Non-interest income increased $54,000, or 18.0%, to $350,000 for the nine months ended March 31, 2006, from $296,000 for the same period in 2005. The increase in non-interest income was primarily due to an increase in investment services fees of $59,000, to $75,000.

         Non-interest Expense. Non-interest expense increased $686,000, or 23.8%, to $3.6 million for the nine months ended March 31, 2006, from $2.9 million for the nine months ended March 31, 2005. The increase in non-interest expense was primarily related to new expenses associated with being a public company and expenses related to the opening of the North Andover, Massachusetts office. Compensation and employee benefits increased $506,000, or 33.5%, reflecting additional personnel for the new North Andover office, $45,000 in expense related to the employee stock ownership plan, a $41,000 increase in directors' fees, as the directors met monthly for the nine months ended March 31, 2006 compared to quarterly for six of the nine months ended March 31, 2005 and $39,000 in health insurance related to additional personnel and rate increase. Occupancy expenses increased $103,000, or 21.8%, primarily due to increases related to the North Andover office and utility costs. Professional fees increased $84,000 or 44.1% to $273,000 for the nine months ended March 31, 2006, from $189,000 for the nine months ended March 31, 2005, primarily due to increased expense associated with the new public company corporate form, primarily auditing fees and legal fees. Advertising expenses increased $48,000, or 55.0%, reflecting additional promotional activity associated with the North Andover office. Data processing expense decreased $57,000 or 26.3% to $160,000, as the Company took one-time credits totaling $36,000 during the current quarter related to its core processing conversion in June 2005 and also reflecting cost savings under the new core processing contract. Other general and administrative expenses increased $1,000, or .3%, to $408,000 for the nine months ended March 31, 2006, from $407,000 for the nine months ended March 31, 2005, as increases in various expenses were substantially offset by a reduction in expense from problem loans of $39,000.

         Income Taxes. The loss before income taxes of $145,000 for the nine months ended March 31, 2006 resulted in an income tax benefit of $56,000 for the nine months ended March 31, 2006, as compared to income before income taxes of $570,000 and a provision for income taxes of $193,000 for the nine months ended March 31, 2005. The effective tax rates for the nine months ended March 31, 2006 and 2005 were 38.6% and 33.9%, respectively.

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


                            GEORGETOWN BANCORP, INC.
                                  (Registrant)




Date: May 12, 2006          /s/ Robert E. Balletto
                            -----------------------------------
                            Robert E. Balletto
                            President and Chief Executive Officer
                            (Principal Executive Officer)


                            /s/ Joseph W. Kennedy
                            -----------------------------------
                            Joseph W. Kennedy
                            Senior Vice President, Treasurer and Chief
                            Financial Officer
                            (Principal Accounting and Financial Officer)