Form 10KSB
period 2006-06-30
Georgetown Bancorp, Inc.
filed 2006-09-28
CIK 1302709

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Fiscal Year Ended June 30, 2006

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

                        Commission File Number: 000-51102

                            Georgetown Bancorp, Inc.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)

                 Federal                                     20-2107839
       ------------------------------                  ----------------------
      (State or Other Jurisdiction of                     (I.R.S. Employer
       Incorporation or Organization)                  Identification Number)

2 East Main Street, Georgetown, Massachusetts                  01833
---------------------------------------------                ---------
  (Address of Principal Executive Office)                    (Zip Code)

                                 (978) 352-8600
                 -----------------------------------------------
                 (Issuer's Telephone Number including area code)

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      None
                                      ----

           Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, par value $0.10 per share
                     ---------------------------------------
                                (Title of Class)

      Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act. |_|

      Check  whether the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the Registrant was required to file reports) and (2) has been subject to such requirements for the past 90 days.

(1)  YES |X|.    NO |_|.

(2)  YES |X|.    NO |_|.

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. |X|

      Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes |_| No |X|

      The  Registrant's  revenues for the fiscal year ended June 30, 2006 were $
8.6 million.

      As of September 25, 2006, there were 2,699,250 shares issued and outstanding of the Registrant's Common Stock, including 1,527,487 shares owned by Georgetown Bancorp, MHC. The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of the Common Stock as of September 25, 2006 was $9.2 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

1.    Portions of Annual Report to Stockholders (Part II)

2.    Proxy Statement for the 2006 Annual Meeting of Stockholders (Part III)

      Transitional Small Business  Disclosure Format (check one): Yes |_| No |X|

                             Georgetown Bancorp Inc.
                          ANNUAL REPORT ON FORM 10-KSB
                            FOR THE FISCAL YEAR ENDED
                                  JUNE 30, 2006

                                TABLE OF CONTENTS

ITEM                                  PART I                                PAGE

1     BUSINESS                                                                 3
2     PROPERTIES                                                              34
3     LEGAL PROCEEDINGS                                                       34
4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                     34

                                       PART II

5     MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
      SMALL BUSINESS ISSUER PURCHASES OF SECURITIES                           34
6     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
      AND RESULTS OF OPERATIONS                                               35
7     FINANCIAL STATEMENTS                                                    35
8     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
      AND FINANCIAL DISCLOSURE                                                35
8A    CONTROLS AND PROCEDURES                                                 35
8B    OTHER INFORMATION                                                       36

                                      PART III

9     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                      36
10    EXECUTIVE COMPENSATION                                                  36
11    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS                         36
12    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                          36
13    EXHIBITS                                                                36
14    PRINCIPAL ACCOUNTANT FEES AND SERVICES                                  37

      SIGNATURES                                                              38

PART I

ITEM 1. Business
----------------

Forward Looking Statements

      This Annual Report contains certain "forward-looking statements" which may be identified by the use of words such as "believe," "expect," "anticipate," "should," "planned," "estimated" and "potential." Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates and most other statements that are not historical in nature. These factors include, but are not limited to, general and local economic conditions, changes in interest rates, deposit flows, demand for mortgage, and other loans, real estate values, competition, changes in accounting principles, policies, or guidelines, changes in legislation or regulation, and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing products and services.

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

Georgetown Savings Bank

      Georgetown Savings Bank is a federally chartered savings bank headquartered in Georgetown, Massachusetts. Georgetown Savings Bank was
originally founded in 1868. In connection with its reorganization and stock offering, Georgetown Savings Bank converted from a Massachusetts-chartered savings bank to a federally chartered savings bank on January 5, 2005. Georgetown Savings Bank conducts business from its main office located at 2 East Main Street in Georgetown, Massachusetts, and its branch offices located in North Andover, Massachusetts and Rowley, Massachusetts. The telephone number at its main office is (978) 352-8600.

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

Risk Factors

      Our loan portfolio includes loans with a higher risk of loss. Georgetown Savings Bank originates commercial and industrial loans, commercial real estate loans, consumer loans, and residential mortgage loans primarily within our market area. Georgetown Savings Bank is developing and implementing a lending strategy that focuses less on residential real estate lending and more on servicing commercial customers, including increased emphasis on commercial and industrial lending and commercial deposit relationships. Commercial and industrial loans, commercial real estate loans, and consumer loans may expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans may not be sold as easily as residential real estate. In addition, commercial real estate and commercial and industrial loans may also involve relatively large loan balances to individual borrowers or groups of borrowers. These loans also have greater credit risk than residential real estate for the following reasons:

* Commercial and Industrial Loans. Repayment is generally dependent upon the successful operation of the borrower's business.

* Commercial Real Estate Loans. Repayment is dependent on income being generated in amounts sufficient to cover operating expenses and debt service.

* Consumer Loans. Consumer loans are collateralized, if at all, with assets that may not provide an adequate source of payment of the loan due to depreciation, damage or loss.

      Any downturn in the real estate market or local economy could adversely affect the value of the properties securing the loans or revenues from the borrower's business thereby increasing the risk of non-performing loans.

      If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease. Our loan customers may not repay their loans according to their terms and the collateral securing the payment of these loans may be insufficient to pay any remaining loan balance. We therefore may experience significant loan losses, which could have a material adverse effect on our operating results.

      Material additions to our allowance for loan losses also would materially decrease our net income, and the charge-off of loans may cause us to increase the allowance. We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. We rely on our experience and our evaluation of economic conditions, among other factors, in determining the amount of the allowance for loan losses. If our assumptions prove to be incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance.

      Changes in interest rates could adversely affect our results of operations and financial condition. Our profitability depends substantially on our net interest income, which is the difference between the interest income earned on our interest-earning assets and the interest expense paid on our interest-bearing liabilities. Increases in interest rates may decrease loan demand and make it more difficult for borrowers to repay adjustable rate loans. In addition, as market interest rates rise, we will have competitive pressures to increase the rates we pay on deposits, which will result in a decrease of our net interest income.

      We also are subject to reinvestment risk associated with changes in interest rates. Changes in interest rates may affect the average life of loans and mortgage-related securities. Decreases in interest rates can result in increased prepayments of loans and mortgage-related securities as borrowers refinance to reduce borrowing costs. Under these circumstances, we are subject to reinvestment risk to the extent that we are unable to reinvest the cash received from such prepayments at rates that are comparable to the rates on existing loans and securities.

      Our local economy may affect our future growth possibilities. Our current market area is principally located in Essex County, Massachusetts region and, to a lesser extent, southern New Hampshire. Our future growth opportunities depend on the growth and stability of our regional economy and our ability to expand our market area.

A downturn in our local economy may limit funds available for deposit and may negatively affect our borrowers' ability to repay their loans on a timely basis, both of which could have an impact on our profitability.

We depend on our executive officers and key personnel to continue the implementation of our long-term business strategy and could be harmed by the loss of their services. We believe that our continued growth and future success will depend in large part upon the skills of our management team. The competition for qualified personnel in the financial services industry is intense, and the loss of our key personnel or an inability to continue to attract, retain and motivate key personnel could adversely affect our business. We cannot assure you that we will be able to retain our existing key personnel or attract additional qualified personnel. Although we have employment agreements with our President and Chief Executive Officer and our Chief Financial Officer, the loss of the services of one or more of our executive officers and key personnel could impair our ability to continue to develop our business strategy.

      We  operate in a highly  regulated  environment,  and  changes in laws and regulations  to which  we are  subject  may  adversely  affect  our  results  of operations. Georgetown Savings Bank is subject to extensive regulation, supervision and examination by the OTS, as its chartering authority, and by the Federal Deposit Insurance Corporation (the "FDIC") as the insurer of its deposits up to certain limits. In addition, the OTS regulates and oversees Georgetown Bancorp, Inc. and Georgetown Bancorp, MHC. We also belong to the Federal Home Loan Bank System and, as a member of such system, we are subject to certain limited regulations promulgated by the Federal Home Loan Bank of Boston. This regulation and supervision limits the activities in which we may engage. The purpose of regulation and supervision is primarily to protect our depositors and borrowers and, in the case of FDIC regulation, the FDIC's insurance fund. Regulatory authorities have extensive discretion in the exercise of their supervisory and enforcement powers. They may, among other things, impose restrictions on the operation of a banking institution, the classification of assets by such institution and such institution's allowance for loan losses. Regulatory and law enforcement authorities also have wide discretion and extensive enforcement powers under various consumer protection and civil rights laws, including the Truth-in-Lending Act, the Equal Credit Opportunity Act, the Fair Housing Act, and the Real Estate Settlement Procedures Act. Any change in the laws or regulations applicable to us, or in banking regulators' supervisory policies or examination procedures, whether by the OTS, the FDIC, other state or federal regulators, or the United States Congress could have a material adverse effect on our business, financial condition, results of operations and cash flows.

      Competition in our primary market area may reduce our ability to attract and retain deposits and originate loans. We operate in a competitive market for both attracting deposits, which is our primary source of funds, and originating loans. Historically, our most direct competition for savings deposits has come from credit unions, community banks, large commercial banks and thrift institutions in our primary market area. Particularly in times of extremely low or extremely high interest rates, we have faced additional significant competition for investors' funds from brokerage firms and other firms' short-term money market securities and corporate and government securities. Our competition for loans comes principally from mortgage brokers, commercial banks, other thrift institutions, and insurance companies. Such competition for the origination of loans may limit our future growth and earnings prospects. Competition for loan originations and deposits may limit our future growth and earnings prospects.

Our charter and bylaws may prevent a transaction you may favor or limit our growth opportunities, which could cause the market price of our common stock to decline. Certain provisions of our charter and bylaws and applicable provisions of federal law and regulations may delay, inhibit or prevent an organization or person from gaining control of Georgetown Bancorp, Inc. though a tender offer, business combination, proxy context or some other method, even though you might be in favor of the transaction.

      We may not be able to pay dividends in the future. We are dependent primarily upon Georgetown Savings Bank for our earnings and funds to pay dividends on our common stock. The payment of dividends also is subject to legal and regulatory restrictions. Any payment of dividends in the future will depend, in large part, on Georgetown Savings Bank's earnings, capital requirements, financial condition and other factors considered relevant by our Board of Directors.

      Because Georgetown Bancorp, MHC owns a majority of our common stock, Georgetown Bancorp, MHC may prevent transactions you may like. The same directors and officers who manage Georgetown Savings Bank also manage Georgetown Bancorp, Inc. and Georgetown Bancorp, MHC. The board of trustees of Georgetown Bancorp, MHC will control the outcome of most matters put to a vote of stockholders of Georgetown Bancorp, Inc. As a federally-chartered mutual holding company, the board of Georgetown Bancorp, MHC must ensure that interests of depositors of Georgetown Savings Bank are represented and considered in matters put to a vote of stockholders of Georgetown Bancorp, Inc. Therefore, we cannot assure you that the votes cast by Georgetown Bancorp, MHC will be in your personal best interests as a stockholder.

Market Area

      We primarily serve communities located in Essex County, Massachusetts region and, to a lesser extent, southern New Hampshire. Our primary lending and deposit gathering areas are concentrated in the towns of Georgetown and Rowley, Massachusetts and communities contiguous to Georgetown and Rowley. At June 30, 2006, 83.6% of our total loan portfolio consisted of loans secured by real estate located in Essex County, Massachusetts.

Essex County is located in the northeastern portion of Massachusetts, a largely suburban area adjacent to the city of Boston. Georgetown is located 30 miles north of Boston near Interstate 95, the major north-south highway that runs along the East Coast of the United States. Consistent with suburban areas located near large metropolitan areas in general, the economy in Georgetown Savings Bank's market area is based on a mixture of service, manufacturing, wholesale/retail trade, and state and local government. The market area also serves as a bedroom community for individuals employed in nearby Boston. Maintaining operations near a large metropolitan area serves as a benefit to Georgetown Savings Bank in periods of economic growth, while at the same time fosters significant competition for financial services. Future growth opportunities for Georgetown Savings Bank depend in part on national economic growth factors, the future economic growth in our market area and the intensity of the competitive environment for financial services.

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

Lending Activities

      Our principal lending activity has been the origination of first mortgage loans for the purchase or refinancing of one- to four-family residential real property. We have historically retained all loans that we originate, although we will occasionally enter into loan participations. One- to four-family residential real estate mortgage loans represented $95.5 million, or 73.7% of our total loan portfolio at June 30, 2006. We also offer home equity loans and lines of credit, multi-family and commercial real estate loans, and construction loans and, to a lesser extent, commercial and consumer loans. At June 30, 2006, home equity loans and lines of credit totaled $10.6 million, or 8.2% of our loan portfolio, multi-family and commercial real estate loans totaled $11.9 million, or 9.2% of our loan portfolio, construction mortgage loans totaled $9.5 million, or 7.4% of our loan portfolio, and commercial loans totaled $1.5 million, or 1.2% of our loan portfolio. We also originate consumer loans that are not secured by real estate, including automobile loans, deposit account loans and unsecured personal loans. At June 30, 2006, such loans totaled $617,000, or 0.5% of our loan portfolio.

      Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan as of the dates indicated.

                                                                    At June 30,
                                               ----------------------------------------------------
                                                         2006                         2005
                                               ----------------------       -----------------------
                                                 Amount       Percent         Amount       Percent
                                               ----------    --------       ----------     --------
                                                              (Dollars in thousands)
Mortgage loans:
   One- to four-family .................       $   95,478       73.66%      $   87,277        75.55%
   Multi-family and
   commercial real estate ..............           11,891        9.17            9,847         8.52
   Construction ........................            9,529        7.35            7,931         6.87
   Home equity loans and lines
   of credit ...........................           10,614        8.19            8,589         7.43
Commercial .............................            1,486        1.15            1,510         1.31
Consumer ...............................              617        0.48              372         0.32
                                               ----------    --------       ----------     --------

Total loans ............................          129,615      100.00%         115,526       100.00%
                                                             ========                      ========

Other items:
Net deferred loan origination
   costs ...............................              179                          137
Allowance for loan losses ..............           (1,016)                        (882)
                                               ----------                   ----------

Total loans, net .......................       $  128,778                   $  114,781
                                               ==========                   ==========

      Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at June 30, 2006. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

                                                 Multi-family and
                                                  Commercial Real                                 Home Equity Loans
                           One- to Four-Family        Estate                Construction         and Lines of  Credit
                          -------------------   -------------------     -------------------      --------------------
                                     Weighted              Weighted                Weighted                  Weighted
                                      Average               Average                 Average                   Average
                           Amount      Rate      Amount      Rate        Amount      Rate         Amount       Rate
                          --------   --------   --------   --------     --------   --------      --------    --------
                                                           (Dollars in thousands)
Due During the Years
Ending June 30,
2007 .................    $    112     7.86%    $     14     10.25%     $    723      7.11%      $     80       9.35%
2008 .................          63     6.75           --        --         1,179      6.71             --         --
2009 .................         130     6.50           --        --            --        --              7       6.25
2010 to 2011 .........         559     5.17        1,968      7.70            --        --            229       5.76
2012 to 2016 .........       8,842     5.07        2,583      7.09            --        --            835       6.63
2017 to 2021 .........      22,127     5.20        1,393      7.44           248      6.52          1,922       7.49
2022 and beyond ......      63,645     5.49        5,933      7.09         7,379      5.51          7,541       7.79
                          --------              --------                --------                 --------

    Total ............    $ 95,478     5.39%    $ 11,891      7.23%     $  9,529      5.80%      $ 10,614       7.61%
                          ========              ========                ========                 ========



                                    Commercial                 Consumer                   Total
                               -------------------       --------------------      -------------------
                                          Weighted                   Weighted                 Weighted
                                           Average                   Average                   Average
                                Amount      Rate          Amount       Rate         Amount      Rate
                               --------   --------       --------    --------      --------   --------
                                                         (Dollars in thousands)
Due During the Years
Ending June 30,
2007 .................         $     35         --%      $    101      13.84%      $  1,065       7.80%
2008 .................              122       7.85             72       8.17          1,436       6.88
2009 .................               35       7.21             99       7.55            271       6.97
2010 to 2011 .........              591       7.08            241       7.98          3,588       7.10
2012 to 2016 .........              629       9.10             --         --         12,889       5.77
2017 to 2021 .........               --         --             36      10.33         25,726       5.52
2022 and beyond ......               74       9.90             68       4.85         84,640       5.82
                               --------                  --------                  --------

    Total ............         $  1,486       7.98%      $    617       8.68%      $129,615       5.82%
                               ========                  ========                  ========

      The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at June 30, 2006 that are contractually due after June 30, 2007.

                                                             Due After June 30, 2007
                                                     ---------------------------------------
                                                       Fixed       Adjustable      Total
                                                     -----------   -----------   -----------
                                                                 (In thousands)
One- to four-family.............................     $    63,514   $    31,852   $    95,366
Multi-family and commercial real estate.........           6,903         4,974        11,877
Construction....................................           3,987         4,819         8,806
Home equity loans and lines of credit...........           2,687         7,847        10,534
Commercial......................................             735           716         1,451
Consumer........................................             352           164           516
                                                     -----------   -----------   -----------

         Total loans.............................    $    78,178   $    50,372   $   128,550
                                                     ===========   ===========   ===========

      One- to Four-Family Residential Loans. Our primary lending activity consists of the origination of one- to four-family residential mortgage loans substantially all of which are secured by properties located in our primary market area. At June 30, 2006, $95.5 million, or 73.7% of our loan portfolio, consisted of one- to four-family residential mortgage loans. We generally retain for our portfolio all loans that we originate. One- to four-family mortgage loan originations are generally obtained from our in-house loan representatives, from existing or past customers, through advertising, and through referrals from local real estate brokers, third party commissioned loan originators and attorneys and are underwritten pursuant to Georgetown Savings Bank's policies and standards. Generally, one- to four-family residential mortgage loans are originated in amounts up to 80% of the lesser of the appraised value or purchase price of the property, with private mortgage insurance required on loans with a loan-to-value ratio in excess of 80%. We will not make loans with a loan-to-value ratio in excess of 95%. Fixed rate mortgage loans generally are originated for terms of 10, 15, 20, 25, 30 and 40 years. Generally, all fixed rate residential mortgage loans are underwritten according to Fannie Mae policies and procedures.

      We also offer adjustable-rate mortgage loans for one- to four-family properties, with an interest rate based on the one-year Constant Maturity Treasury Bill Index, which adjusts annually from the outset of the loan or which adjusts annually after a three-or five-year initial fixed rate period. We originated $10.5 million of adjustable rate one- to four-family residential loans during the fiscal year ended June 30, 2006, as compared to total originations of $13.4 million one- to four-family residential loans during the same period. Our adjustable rate mortgage loans generally provide for maximum rate adjustments of 2% per adjustment, with a lifetime maximum adjustment up to 6%, regardless of the initial rate. Our adjustable rate mortgage loans amortize over terms of up to 30 years.

      Adjustable rate mortgage loans decrease the risk associated with changes in market interest rates by periodically repricing, but involve other risks because, as interest rates increase, the underlying payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustments permitted by our loan documents and, therefore, the effectiveness of adjustable rate mortgage loans may be limited during periods of rapidly rising interest rates. At June 30, 2006, $31.8 million, or 33.3% of our one- to four-family residential loans, had adjustable rates of interest.

      In an effort to provide financing for first-time homebuyers, we offer our own first-time homebuyer loan program. This program offers one- to four-family residential mortgage loans to qualified individuals. These loans are offered with terms and adjustable and fixed rates of interest similar to our other one- to four-family mortgage loan products, except that adjustable rate loans provide for a maximum rate adjustment of 1% per adjustment. With this program, borrowers do not pay any loan origination fees. Such loans must be secured by an owner-occupied residence. These loans are originated using similar underwriting guidelines as our other one- to four-family mortgage loans. Such loans are originated in amounts of up to 95% of the lower of the property's appraised value or the sale price. Private mortgage insurance is required for loans with loan-to-value ratios of over 80%.

      All residential mortgage loans that we originate include "due-on-sale" clauses, which give us the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid. Regulations limit the amount that a savings bank may lend relative to the appraised value of the real estate securing the loan, as determined by an appraisal of the property at the time the loan is originated. All borrowers are required to obtain title insurance for the benefit of Georgetown Savings Bank. We also require homeowner's insurance and fire and casualty insurance and, where circumstances warrant, flood insurance on properties securing real estate loans. Our loan policy provides that we will not originate loans secured by real estate that contains underground fuel storage tanks. At June 30, 2006, our largest residential mortgage loan had a principal balance of $1.4 million and was by a residence located in North Andover, Massachusetts. This loan was performing in accordance with its repayment terms.

      Home Equity Loans and Home Equity Lines of Credit. We also offer home equity loans and home equity lines of credit, both of which are secured by one- to four-family residences. At June 30, 2006, home equity loans and equity lines of credit totaled $10.6 million, or 8.2% of total loans. Additionally, at June 30, 2006, the unadvanced amounts of home equity lines of credit totaled $11.8 million. The underwriting standards utilized for home equity loans and equity lines of credit include a determination of the applicant's credit history, an assessment of the applicant's ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan. The combined loan-to-value ratio for home equity loans and equity lines of credit is generally limited to 80%. Home equity loans are offered with fixed rates of interest and with terms of up to 15 years. Our home equity lines of credit have adjustable rates of interest that are equal to the prime rate, as reported in The Wall Street Journal.

      Multi-Family and Commercial Real Estate Loans. We originate multi-family and commercial real estate loans, including commercial lines of credit, that are generally secured by five or more unit apartment buildings and properties used for business purposes such as small office buildings or retail facilities primarily located in our primary market area. At June 30, 2006, multi-family and commercial real estate mortgage loans totaled $11.9 million, which amounted to 9.2% of total loans. Our real estate underwriting policies provide that such loans may be made in amounts of up to 80% of the appraised value of the property, provided such loan complies with our loans-to-one borrower limit for these types of loans. Our loans-to-one borrower limit is 15% of Georgetown Savings Bank's unimpaired capital, which, at June 30, 2006 was $2.5 million. Our multi-family and commercial real estate loans may be made with terms of up to 25 years and are offered with interest rates that are fixed or adjust periodically and are indexed to the prime rate as reported in The Wall Street Journal. In reaching a decision on whether to make a multi-family or commercial real estate loan, we consider the net operating income of the property, the borrower's expertise and credit history, and the profitability of the underlying business and the value of the underlying property. In addition, with respect to real estate rental properties, we will also consider the term of the lease and the quality of the tenants. We generally require that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.2 times. Environmental surveys are generally required for commercial real estate loans. Generally, multi-family and commercial real estate loans made to corporations, partnerships and other business entities require the principals to execute the loan agreements in their individual capacity as well as signing on behalf of such business entity.

      A commercial borrower's financial information is monitored on an ongoing basis by requiring periodic financial statement updates, payment history reviews and periodic face-to-face meetings with the borrower. We require commercial borrowers to provide annually updated financial statements and federal tax returns. These requirements also apply to the individual principals of our commercial borrowers. We also require borrowers with rental investment property to provide an annual report of income and expenses for the property, including a tenant list and copies of leases, as applicable. The largest multi-family and commercial real estate loan in our portfolio at June 30, 2006 was a $1.1 million loan located in our primary market area and secured by commercial and residential real estate. This loan was performing according to its terms at June 30, 2006.

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

      Construction Loans. We also originate construction loans for the development of one- to four-family residential properties primarily located in our primary market area. Residential construction loans are generally offered to experienced local developers operating in our primary market area and to individuals for the construction of their personal residences. At June 30, 2006, residential construction loans amounted to $8.4 million, or 6.4% of total loans. At June 30, 2006, the unadvanced portion of these residential construction loans totaled $2.2 million.

      Our residential construction loans generally provide for the payment of interest only during the construction phase, which is usually 12 months. In the case of construction loans to individuals for the construction of their primary residences, our policies require that the loan convert to a permanent mortgage loan at the end of the construction phase. Residential construction loans can be made with a maximum loan-to-value ratio of 90%, provided that the borrower obtains private mortgage insurance on the loan if the loan balance exceeds 80% of the appraised value or sales price, whichever is less, of the secured property. At June 30, 2006, the largest outstanding residential construction loan commitment was for $2.4 million located in Lexington, Massachusetts, $1.7 million of which was outstanding. This loan was performing according to its terms at June 30, 2006. Residential construction loans are generally made on the same terms as our one- to four-family mortgage loans.

      Before making a commitment to fund a residential construction loan, we require an appraisal on the property by an independent licensed appraiser. We also review and inspect each property before disbursement of funds during the terms of the construction loan. Loan proceeds are disbursed after inspection based on the percentage of completion method.

      We also make construction loans for commercial development projects. The projects include multi-family, apartment and small retail and office buildings. These loans generally have an interest-only phase during construction then convert to permanent financing. Disbursements of funds are at our sole discretion and are based on the progress of construction. The maximum loan-to-value ratio limit applicable to these loans is generally 80%. At June 30, 2006, commercial construction loans totaled $1.2 million, or 0.9% of total loans. At June 30, 2006, the unadvanced portion of these commercial construction loans totaled $620,000.

      Construction and development financing is generally considered to involve a higher degree of credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the value of the property at completion of construction compared to the estimated cost (including interest) of construction and other assumptions. If the estimate of construction cost proves to be inaccurate, we may be required to advance funds beyond the amount originally committed in order to protect the value of the property. Additionally, if the estimate of value proves to be inaccurate, we may be confronted with a project, when completed, having a value that is insufficient to assure full repayment.

      Commercial Loans. At June 30, 2006, we had $1.5 million in commercial loans, which amounted to 1.2% of total loans. We make commercial business loans primarily in our market area to a variety of professionals, sole proprietorships and small businesses. Commercial lending products include term loans and revolving lines of credit. The maximum amount of a commercial business loan is limited by our loans-to-one-borrower limit. Our loans-to-one borrower limit is 15% of Georgetown Savings Bank's unimpaired capital, which at June 30, 2006, was $2.5 million. Such loans are generally used for longer-term working capital purposes such as purchasing equipment or furniture. Commercial loans are made with either adjustable or fixed rates of interest. Variable rates are based on the prime rate, as published in The Wall Street Journal, plus a margin. Fixed rate commercial loans are set either at a margin above the Federal Home Loan Bank comparable advance rate or the prime rate swap curve.

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

      Commercial loans generally have greater credit risk than residential mortgage loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial loans generally are made on the basis of the borrower's ability to repay the loan from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself. Further, any collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value. We seek to minimize these risks through our underwriting standards. At June 30, 2006, our largest commercial loan was a $168,000 loan secured by commercial property and business equipment in our primary market area. This loan was performing according to its terms at June 30, 2006.

      Consumer Loans. We offer a limited range of consumer loans, principally to Georgetown Savings Bank customers residing in our primary market area with acceptable credit ratings. Our consumer loans generally consist of loans on new and used automobiles, loans secured by deposit accounts and unsecured personal loans. Consumer loans totaled $617,000, or 0.5% of our total loan portfolio at June 30, 2006.

      Origination, Participation and Servicing of Loans. Lending activities are conducted primarily by our loan personnel operating at our main and branch office locations. All loans originated by us are underwritten pursuant to our policies and procedures. We originate both adjustable rate and fixed rate loans. Our ability to originate fixed or adjustable rate loans is dependent upon the relative customer demand for such loans, which is affected by the current and expected future levels of market interest rates. From time to time, we will participate in loans, sometimes as the "lead lender." Whether we are the lead lender or not, we underwrite our participation portion of the loan according to our own underwriting criteria and procedures. At June 30, 2006, we had $1.3 million in loan participation interests.

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

      During the fiscal year ended June 30, 2006, we originated $23.9 million of fixed rate and adjustable rate one- to four-family loans, all of which loans were retained by us.

      The following table shows our loan originations, sales and repayment activities for the fiscal years indicated.

                                                         Years Ended June 30,
                                                      -------------------------
                                                         2006            2005
                                                      ---------       ---------
                                                            (In thousands)
Total loans at beginning of year ...............      $ 115,526       $  99,166
Loans originated:
   One- to four-family .........................         23,895          16,975
   Multi-family  and commercial real estate ....          3,750           2,520
   Construction ................................          7,217          10,748
   Home  equity  loans  and lines of credit ....          7,435           5,460
   Commercial ..................................          1,085           1,044
   Consumer ....................................            619             331
                                                      ---------       ---------
     Total loans originated ....................         44,001          37,078
                                                      ---------       ---------
Deduct:
   Principal repayments ........................        (29,912)        (20,718)
   Loan sales ..................................             --              --
                                                      ---------       ---------
Net loan activity ..............................         14,089          16,360
                                                      ---------       ---------
Total loans at end of year .....................      $ 129,615       $ 115,526
                                                      =========       =========

      Loan Approval Procedures and Authority. Georgetown Savings Bank's lending activities follow written, non-discriminatory underwriting standards and loan origination procedures established by Georgetown Savings Bank's Board of Directors. The loan approval process is intended to assess the borrower's ability to repay the loan, the viability of the loan, and the adequacy of the value of the collateral that will secure the loan. To assess the borrower's ability to repay, we review the employment and credit history and information on the historical and projected income and expenses of borrowers.

      Georgetown Savings Bank's policies and loan approval limits are established by the Board of Directors. The Board of Directors has designated certain individuals of Georgetown Savings Bank (ranging from senior management to senior loan underwriter) (the "Designated Individuals") to consider and approve loans within their designated authority. Loans in amounts above the authorized limits of the Designated Individuals and loans outside of the designated authority of the Designated Individuals require the approval of Georgetown Savings Bank's Executive Committee. The Executive Committee consists of five non-employee directors of Georgetown Savings Bank. All loans, which are approved by the Designated Individuals, are reviewed and ratified by the full Board of Directors of Georgetown Savings Bank.

      With regard to the lending authority of the Designated Individuals, Georgetown Savings Bank's President and Chief Executive Officer and Senior Lending Officer each possess individual authority to approve all types of credit in amounts up to $700,000. These two Designated Individuals may also approve all types of credits in amounts up to $1 million on a combined basis. In addition, the Loan Department Manager possesses individual authority to approve all types of credits in amounts up to $200,000. Georgetown Savings Bank's Loan Department Manager and senior loan underwriter possess joint authority to approve one- to four-family mortgage loans that meet the eligibility requirements for sale to Fannie Mae on the secondary mortgage market.

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

Non-performing and Problem Assets

      Georgetown Savings Bank commences collection efforts when a loan becomes seven days past due with system generated reminder notices. Subsequent late charge and delinquent notices are issued and the account is monitored on a regular basis thereafter. Personal, direct contact with the borrower is attempted early in the collection process as a courtesy reminder and later to determine the reason for the delinquency and to safeguard Georgetown Savings Bank's collateral. When a loan is more than 60 days past due, the credit file is reviewed and, if deemed necessary, information is updated or confirmed and collateral re-evaluated. We make every effort to contact the borrower and develop a plan of repayment to cure the delinquency. All loans 30 days past due are reported to the Board of Directors. Upon direction of the Board of Directors, if no repayment plan is in process, the file is referred to counsel for the commencement of foreclosure or other collection efforts.

Loans are generally placed on non-accrual status when they are more than 90 days delinquent, unless the credit is well secured and in process of collection. When loans are placed on a non-accrual status, unpaid accrued interest is fully reserved, and further income is recognized only to the extent cash payments are received.

      Non-performing Loans. At June 30, 2006, $1.1 million or 0.9% of our total loans were non-performing loans. These loans consisted of five loans to four individual borrowers. Four of the loans are secured by real property including, personal residence and commercial real estate. One of the loans is an unsecured consumer loan.

      Potential problem loans are loans that are currently performing and are not included in non-accrual loans below, but about which we have serious doubts as to the borrower's ability to comply with present repayment terms. These loans are likely to be included later in non-accrual or past due loans, so they are considered by management in assessing the adequacy of the allowance for loan losses. At June 30, 2006, $638,000 or 0.5% of total loans had been identified as potential problem loans that caused management to have serious doubts regarding the ability of such borrowers to comply with the present loan repayment terms.

      Non-performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. Delinquent loans that are 90 days or more past due are generally considered non-performing assets.

                                                               At June 30,
                                                        -----------------------
                                                           2006          2005
                                                        ---------     ---------
                                                         (Dollars in thousands)
      Non-accrual loans:
         One- to four-family ........................   $     519     $      --
         Multi-family and commercial real estate ....         321            --
         Construction ...............................          --            --
         Home equity loans and lines of credit ......          --            --
         Commercial .................................          --            --
         Consumer ...................................          --            --
                                                        ---------     ---------
           Total non-accrual loans ..................         840            --
                                                        ---------     ---------

      Loans greater than 90 days delinquent
         and still accruing:
         One- to four-family ........................          --           276
         Multi-family and commercial real estate ....          --           121
         Construction ...............................          --            --
         Home equity loans and lines of credit ......          50            --
         Commercial .................................          --            --
         Consumer ...................................          10            --
                                                        ---------     ---------
           Total loans 90 days and still
                accruing ............................          60           397
                                                        ---------     ---------

      Restructured loans ............................         226           230

           Total non-performing loans ...............       1,126           627
                                                        ---------     ---------

      Real estate owned:
         One- to four-family ........................          --            --
         Multi-family and commercial real estate ....          --            --
         Construction ...............................          --            --
         Home equity loans and lines of credit ......          --            --
         Commercial .................................          --            --
         Consumer ...................................          --            --
                                                        ---------     ---------
           Total real estate owned ..................          --            --
                                                        ---------     ---------

      Total non-performing assets ...................   $   1,126     $     627
                                                        =========     =========

      Ratios:
         Non-performing loans to total loans ........        0.87%         0.54%
         Non-performing assets to total assets ......        0.67%         0.39%

      For the fiscal year ended June 30, 2006, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms amounted to $40,000. Interest income recognized on such loans for the fiscal year ended June 30, 2006 was $24,000.

      Delinquent Loans. The following table sets forth our loan delinquencies by type, by amount and by percentage of type at the dates indicated.

                                                                         Loans Delinquent For
                                                          ------------------------------------------------
                                                                60-89 Days              90 Days and Over               Total
                                                          ----------------------    ----------------------    ----------------------
                                                            Number       Amount       Number       Amount       Number       Amount
                                                          ---------    ---------    ---------    ---------    ---------    ---------
                                                                                     (Dollars in thousands)
At June 30, 2006
   One- to four-family ...............................            1    $     171            1    $     519            2    $     690
   Multi-family and commercial real estate ...........           --           --            1          321            1          321
   Construction ......................................           --           --           --           --           --           --
   Home equity loans and lines of credit .............            1           99            1           50            2          149
   Commercial ........................................            1            2           --           --            1            2
   Consumer ..........................................           --           --            1           10            1           10
                                                          ---------    ---------    ---------    ---------    ---------    ---------
     Total ...........................................            3    $     272            4    $     900            7    $   1,172
                                                          ---------    =========    =========    =========    =========    =========

At June 30, 2005
   One- to four-family ...............................           --    $      --            1    $     276            1    $     276
   Multi-family and commercial
   real estate .......................................           --           --            1          121            1          121
   Construction ......................................           --           --           --           --           --           --
   Home equity loans and linesof credit ..............           --           --           --           --           --           --
   Commercial ........................................           --           --           --           --           --           --
   Consumer ..........................................           --           --           --           --           --           --
                                                          ---------    ---------    ---------    ---------    ---------    ---------
     Total ...........................................           --    $      --            2    $     397            2    $     397
                                                          =========    =========    =========    =========    =========    =========

      Classified Assets. Office of Thrift Supervision regulations provide that loans and other assets of lesser quality should be classified as "substandard," "doubtful" or "loss" assets. An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that we will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. We classify an asset as "special mention" if the asset has a potential weakness that warrants management's close attention.

      We are required to establish general allowances for loan losses in an amount deemed prudent by management for loans classified substandard or doubtful, as well as for other problem loans. General allowances represent loss allowances which have been established to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When we classify problem assets as "loss," we are required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount. Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by the Office of Thrift Supervision which can order the establishment of additional general or specific loss allowances.

      On the basis of management's review of our assets, at June 30, 2006, we had classified $1.1 million of our assets as special mention, which consisted of two loans to two separate borrowers. At June 30, 2006, we had classified $1.7 million of our assets as substandard, which consisted of six loans to five separate borrowers, of which $840,000 of those assets classified as substandard were on non-accrual status. At June 30, 2006, we had classified $10,000 of our assets as a loss, which was reserved for at 100%. The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations. Not all classified assets constitute non-performing assets.

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

                                                           At or For the Years
                                                             Ended June 30,
                                                         ---------------------
                                                           2006         2005
                                                         --------     --------
                                                         (Dollars in thousands)

Balance at beginning of year ........................    $    882     $    876
                                                         --------     --------

Charge-offs:
   One- to four-family ..............................          --           --
   Multi-family and commercial real estate ..........          --           41
   Construction .....................................          --           --
   Home equity loans and lines of credit ............          --           --
   Commercial .......................................          --           68
   Consumer .........................................           8            1
                                                         --------     --------
     Total charge-offs ..............................           8          110
                                                         --------     --------

Recoveries:
   One- to four-family ..............................          23           --
   Multi-family commercial real estate ..............           8            1
   Construction .....................................          --           --
   Home equity loans and lines of credit ............          --           --
   Commercial .......................................          --           --
   Consumer .........................................           3            1
                                                         --------     --------
     Total recoveries ...............................          34            2
                                                         --------     --------

Net recoveries (charge-offs) ........................          26         (108)
Provision for loan losses ...........................         108          114
                                                         --------     --------

Balance at end of year ..............................    $  1,016     $    882
                                                         ========     ========

Ratios:
Net charge-offs to average loans
   outstanding (annualized) .........................        0.02%        0.10%
Allowance for loan losses to non-performing
   loans at end of year .............................       90.23       140.67
Allowance for loan losses to total loans at
   end of year (1) ..................................        0.78         0.76

----------
(1) Total loans, including net deferred loan costs, at June 30, 2006 and 2005 were $129.8 million and $115.7 million respectively.

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

                                                                         At June 30,
                                ----------------------------------------------------------------------------------------------
                                                     2006                                            2005
                                ---------------------------------------------    ---------------------------------------------
                                                                  Percent of                                       Percent of
                                                                Loans in Each                                    Loans in Each
                                Allowance for   Loan Balances    Category to     Allowance for   Loan Balances    Category to
                                 Loan Losses     by Category     Total Loans      Loan Losses     by Category     Total Loans
                                -------------   -------------   -------------    -------------   -------------   -------------
                                                                    (Dollars in thousands)
One- to four-family ..........    $      318      $   95,478           73.66%      $      395      $   87,277           75.55%
Multi-family and
commercial real estate .......           356          11,891            9.17              180           9,847            8.52
Construction .................           143           9,529            7.35              141           7,931            6.87
Home equity loans and
lines of credit ..............           144          10,614            8.19              129           8,589            7.43
Commercial ...................            32           1,486            1.15               30           1,510            1.31
Consumer .....................            23             617            0.48                7             372            0.32
                                  ----------      ----------      ----------       ----------      ----------      ----------

Total ........................    $    1,016      $  129,615          100.00%      $      882      $  115,526          100.00%
                                  ==========      ==========      ==========       ==========      ==========      ==========

      Each quarter, management evaluates the total balance of the allowance for loan losses based on several factors that are not loan specific, but are reflective of the inherent losses in the loan portfolio. This process includes, but is not limited to, a review of several qualitative loan portfolio risk factors. First, we group loans by delinquency status. All loans 90 days or more delinquent are evaluated individually, based primarily on the value of the collateral securing the loan. Specific loss allowances are established as required by this analysis. All loans for which a specific loss allowance has not been assigned are segregated by type and a loss allowance is established by using loss experience data and management's judgment concerning other matters it considers significant. The allowance is allocated to each category of loan based on the results of the above analysis.

      This analysis process is inherently subjective, as it requires us to make estimates that are susceptible to revisions as more information becomes available. Although we believe that we have established the allowance at levels to absorb probable and estimable losses, future additions may be necessary if economic or other conditions in the future differ from the current environment.

Investments

      The Investment Policy is reviewed annually by management and any changes to the policy are recommended to and are subject to the approval of our Board of Directors. Authority to make investments under the approved Investment Policy guidelines is delegated to appropriate officers. While general investment strategies are developed and authorized by the Board of Directors, the execution of specific actions rests with our President and Chief Executive Officer or our Chief Financial Officer, who may act individually or jointly. Our President and Chief Executive Officer and Chief Financial Officer are both responsible for ensuring that the guidelines and requirements included in the Investment Policy are followed and that all securities are considered prudent for investment. Each of these individuals is authorized to execute investment transactions (purchases and sales) up to $2 million per transaction without the prior approval of the Executive Committee and within the scope of the established Investment Policy. Each transaction in excess of $2 million must receive prior approval of the Executive Committee. All investment transactions are reviewed at regularly scheduled meetings of the Board of Directors. The Executive Committee is comprised of our Chairman and four other non-employee directors.

      Federally chartered thrifts have authority to invest in various types of assets, including government-sponsored enterprises, securities of various federal agencies, mortgage-backed securities, certain certificates of deposit of insured financial institutions, overnight and short-term loans to other banks, corporate debt instruments, and Fannie Mae and Freddie Mac equity securities. Georgetown Bancorp, Inc., as a federally chartered mid-tier stock holding company, may invest in equity securities subject to certain limitations.

      Our investment portfolio at June 30, 2006, at amortized cost, consisted of $4.5 million in government-sponsored enterprises and $2.9 million in Federal Home Loan Bank of Boston stock. We also invest in mortgage-backed securities, all of which are guaranteed by United States Government agencies or government sponsored enterprises. At June 30, 2006, our mortgage-backed securities portfolio totaled $21.3 million, or 12.6% of total assets, and consisted of $18.0 million in fixed-rate and $3.3 million in adjustable-rate securities guaranteed by Fannie Mae or Freddie Mac. Securities can be classified as held-to-maturity or available-for-sale at the date of purchase.

      The following table sets forth the amortized cost and fair value of our securities portfolio at the dates indicated.

                                                                       At June 30,
                                               ----------------------------------------------------------
                                                          2006                            2005
                                               -------------------------       --------------------------
                                               Amortized                       Amortized
                                                  Cost        Fair Value          Cost         Fair Value
                                               ---------      ----------       ---------       ----------
                                                                    (In thousands)
Securities available for sale:
Government-sponsored enterprises ........       $  4,000        $  3,921        $  4,994        $  4,952
  Mortgage-backed securities ............         11,988          11,544          11,842          11,862
                                                --------        --------        --------        --------
      Total securities available
        for sale ........................       $ 15,988        $ 15,465        $ 16,836        $ 16,814
                                                ========        ========        ========        ========

Securities held to maturity:
Government-sponsored enterprises ........       $    500        $    488        $  1,000        $    995
  Mortgage-backed securities ............          9,323           8,965          11,380          11,467
                                                --------        --------        --------        --------
      Total securities held to
        maturity ........................       $  9,823        $  9,453        $ 12,380        $ 12,462
                                                ========        ========        ========        ========

      Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at June 30, 2006 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.

                                                                                    More than One Year         More than Five Years
                                                         One Year or Less           through Five Years          through Ten Years
                                                     ----------------------      ----------------------      ----------------------
                                                                    Weighted                    Weighted                    Weighted
                                                     Amortized      Average      Amortized      Average      Amortized      Average
                                                        Cost         Yield          Cost         Yield          Cost         Yield
                                                     ---------      -------      ---------      -------      ---------      -------
                                                                                 (Dollars in thousands)
Securities available for sale:
   Government-sponsored enterprises ..........        $ 1,500        3.15%        $ 2,500        4.33%        $    --           --%
   Mortgage-backed securities ................             --          --              --          --           6,777         4.01
                                                      -------                     -------                     -------

      Total securities available for sale ....        $ 1,500        3.15%        $ 2,500        4.33%        $ 6,777         4.01%
                                                      =======                     =======                     =======
Securities held to maturity:
   Government-sponsored enterprises ..........        $    --          --%        $   500        3.38%        $    --           --%
   Mortgage-backed securities ................             20        6.90              75        6.25           3,732         4.12
                                                      -------                     -------                     -------

      Total securities held to maturity ......        $    20        6.90%        $   575        3.75%        $ 3,732         4.12%
                                                      =======                     =======                     =======


                                                          More than Ten Years                  Total Securities
                                                        ----------------------      ------------------------------------
                                                                       Weighted                                  Weighted
                                                        Amortized      Average      Amortized                    Average
                                                           Cost         Yield          Cost       Fair Value      Yield
                                                        ---------      -------      ---------     ----------     -------
                                                                             (Dollars in thousands)
Securities available for sale:
   Government-sponsored enterprises ..........           $    --           --%        $ 4,000        $ 3,921       3.89%
   Mortgage-backed securities ................             5,211         5.00          11,988         11,544       4.44
                                                         -------                      -------        -------

      Total securities available for sale ....           $ 5,211         5.00%        $15,988        $15,465       4.30%
                                                         =======                      =======        =======
Securities held to maturity:
   Government-sponsored enterprises ..........           $    --           --%        $   500        $   488       3.38%
   Mortgage-backed securities ................             5,496         4.57           9,323          8,965       4.41
                                                         -------                      -------        -------

      Total securities held to maturity ......           $ 5,496         4.57%        $ 9,823        $ 9,453       4.35%
                                                         =======                      =======        =======

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

      The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition. The variety of deposit accounts offered allows us to be competitive in obtaining funds and responding to changes in consumer demand. Based on experience, we believe that our deposits are relatively stable. However, the ability to attract and maintain deposits, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions. At June 30, 2006, $41.0 million, or 42.5% of our deposit accounts were certificates of deposit, of which $23.0 million have maturities of one year or less.

      The following table sets forth the distribution of total deposits by account type and related average rates, at the dates indicated.

                                                                   At June 30,
                                      -----------------------------------------------------------------------
                                                      2006                                2005
                                      ----------------------------------   ----------------------------------
                                                                Weighted                            Weighted
                                       Actual                   Average      Actual                  Average
                                       Balance      Percent       Rate      Balance      Percent       Rate
                                      ---------    ---------   ---------   ---------    ---------   ---------
                                                               (Dollars in thousands)
Deposit type:
Demand deposits ..................    $  11,285        11.68%      --%     $  10,388        11.50%        --%
NOW deposits .....................        7,562         7.83      1.04         4,665         5.16        0.05
Money market deposits ............       21,706        22.48      3.01        20,954        23.20        1.76
Regular and other savings ........       15,008        15.54      0.29        20,460        22.65        0.33
                                      ---------    ---------               ---------     --------
   Total transaction accounts ....       55,561        57.53                  56,467        62.51

Certificates of deposit ..........       41,010        42.47      4.13        33,869        37.49        3.31
                                      ---------    ---------               ---------     --------

   Total deposits ................    $  96,571       100.00%     2.56%    $  90,336       100.00%       1.72%
                                      =========    =========               =========     ========

      The following table sets forth the deposit activities for the fiscal years indicated.

                                                          Years Ended June 30,
                                                       ------------------------
                                                          2006          2005
                                                       ----------    ----------
                                                            (In thousands)

Beginning balance ............................         $   90,336    $   87,259
                                                       ----------    ----------
Net deposits before interest credited ........              4,302         1,685
Interest credited ............................              1,933         1,392
                                                       ----------    ----------
Net increase in deposits .....................              6,235         3,077
                                                       ----------    ----------
Ending balance ...............................         $   96,571    $   90,336
                                                       ==========    ==========

      As of June 30, 2006, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was $14.3 million. The following table indicates the amount of those certificates of deposit as of June 30, 2006 by time remaining until maturity.

                                                                     At
                                                              June 30, 2006
                                                              --------------
                                                              (In thousands)

      Three months or less .................................    $    1,162
      Over three months through six months .................         3,025
      Over six months through one year .....................         3,902
      Over one year to three years .........................         5,051
      Over three years .....................................         1,155
                                                                ----------

      Total ................................................    $   14,295
                                                                ==========

      The following table presents, by rate category, our certificate of deposit accounts as of the dates indicated.

                                                            At June 30,
                                                     -------------------------
                                                        2006           2005
                                                     ----------     ----------
                                                           (In thousands)

      Interest Rate
      Less than 2% .........................         $      502     $    5,724
      2.00%-2.99% ..........................              3,551          4,171
      3.00%-3.99% ..........................             14,586         17,680
      4.00%-4.99% ..........................             14,890          3,227
      5.00%-5.99% ..........................              7,137          2,743
      6.00%-6.99% ..........................                344            324
                                                     ----------     ----------

      Total ................................         $   41,010     $   33,869
                                                     ==========     ==========

      The following table sets forth the amount and maturities of time deposits at June 30, 2006.

                                               June 30,      June 30,      June 30,      June 30,     After June
                                                 2007          2008          2009          2010        30, 2011        Total
                                              ----------    ----------    ----------    ----------    ----------    ----------
                                                                               (In thousands)
      Interest Rate
         Less than 2% ....................    $      502    $       --    $       --    $       --    $       --    $      502
         2.00% -2.99% ....................         2,512           476           541            22            --         3,551
         3.00% -3.99% ....................         3,798         7,568         1,753           991           476        14,586
         4.00% -4.99% ....................         9,895         2,042         2,462           218           273        14,890
         5.00% -5.99% ....................         6,249           146            --             8           734         7,137
         6.00% -6.99% ....................            --            --           344            --            --           344
                                              ----------    ----------    ----------    ----------    ----------    ----------

         Total ...........................    $   22,956    $   10,232    $    5,100    $    1,239    $    1,483    $   41,010
                                              ==========    ==========    ==========    ==========    ==========    ==========

      Borrowings. Our borrowings consist primarily of advances from the Federal Home Loan Bank of Boston. As of June 30, 2006, we had Federal Home Loan Bank of Boston advances in the amount of $51.2 million, which represented 34.1% of total liabilities with a weighted average maturity of 1.50 years. Georgetown Savings Bank can currently borrow up to approximately $65.0 million from the Federal Home Loan Bank of Boston through its membership.

      The following table sets forth information concerning balances and interest rates on our Federal Home Loan Bank of Boston advances at the dates and for the periods indicated.

                                                                     At or For the Years Ended June 30,
                                                          -------------------------------------------------------
                                                             Long-Term Borrowings        Short-Term Borrowings(1)
                                                          -------------------------     -------------------------
                                                             2006           2005           2006           2005
                                                          ----------     ----------     ----------     ----------
                                                                           (Dollars in thousands)
Balance at end of year ...............................    $   28,921     $   18,468     $   22,300     $   28,350
Average balance during year ..........................        25,326         19,888         25,768         22,698
Maximum outstanding at any month end .................        25,349         21,008         30,400         28,350
Weighted  average interest rate at end of year .......          4.38%          3.87%          4.91%          3.32%
Average interest rate during year ....................          4.16%          3.78%          4.21%          2.56%

----------
(1)   Represents borrowings of less than one year.

      Securities  sold under  agreements to repurchase  are funds  borrowed from customers on an overnight basis that are secured by government-sponsored enterprises. The amount of securities collateralizing the agreements to repurchase remains in securities and the obligation to repurchase securities sold is reflected as a liability on our consolidated balance sheets. The following summarized our repurchase agreements at and for the periods shown:

                                                           At or For the Years Ended
                                                                    June 30,
                                                          ---------------------------
                                                              2006            2005
                                                          -----------     -----------
                                                              (Dollars in thousands)
Balance at end of year ...............................    $       762     $       989
Average balance during year ..........................            751             828
Maximum outstanding at any month end .................            899             989
Weighted  average interest rate at end of year .......           1.00%           1.00%
Average interest rate during year ....................           1.00%           1.01%

Subsidiary Activities

      Georgetown Securities Corporation is a wholly owned subsidiary of Georgetown Savings Bank established in 1995 as a Massachusetts security corporation for the purpose of buying, selling and holding investment securities on its own behalf. The income earned on Georgetown Securities Corporation's investment securities is subject to a significantly lower rate of state tax than that assessed on income earned on investment securities maintained at Georgetown Savings Bank. At June 30, 2006, Georgetown Securities Corporation had total assets of $18.9 million, virtually all of which were in investment securities.

Legal Proceedings

      We are not involved in any pending legal proceedings as a defendant other than routine legal proceedings occurring in the ordinary course of business. At June 30, 2006, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

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

Personnel

      As of June 30, 2006, we had 37 full-time employees and five part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good relations with our employees.

                           FEDERAL AND STATE TAXATION

Federal Taxation

      General. Georgetown Bancorp, Inc. and Georgetown Savings Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. Georgetown Savings Bank's federal tax returns are not currently under audit, and have not been audited during the past five years. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to Georgetown Bancorp, Inc. or Georgetown Savings Bank.

      Method of Accounting. For federal income tax purposes, the company currently reports its income and expenses on the accrual method of accounting and uses a tax year ending June 30 for filing its federal and state income tax returns.

      Bad Debt Reserves. Georgetown Savings Bank is permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions can, within specified formula limits, be deducted in arriving at our taxable income. Pursuant to the Small Business Protection Act of 1996 (the "1996 Act"), savings institutions were required to recapture any excess reserves over those established as of October 31, 1988 (base year reserve).

      Taxable Distributions and Recapture. Prior to the 1996 Act, bad debt reserves created prior to November 1, 1988 were subject to recapture into taxable income should Georgetown Savings Bank fail to meet certain thrift asset and definitional tests. Federal legislation has eliminated these thrift related recapture rules.

      At June 30, 2006, our total federal pre-1988 base year reserve was $723,000. However, under current law, pre-1988 base year reserves remain subject to recapture should Georgetown Savings Bank make certain non-dividend distributions, repurchase any of its stock, pay dividends in excess of tax earnings and profits, or cease to maintain a bank charter.

      Alternative Minimum Tax. The Internal Revenue Code of 1986, as amended (the "Code") imposes an alternative minimum tax ("AMT") at a rate of 20% on a base of regular taxable income plus certain tax preferences ("alternative minimum taxable income" or "AMTI"). The AMT is payable to the extent such AMTI is in excess of an exemption amount and the AMT exceeds the regular income tax. Net operating losses can offset no more than 90% of AMTI. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. Georgetown Savings Bank has not been subject to the alternative minimum tax and has no such amounts available as credits for carryover.

      Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At June 30, 2006, Georgetown Savings Bank had no net operating loss carryforwards for federal income tax purposes.

      Capital Loss Carryovers. A financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. At June 30, 2006, Georgetown Savings Bank had a $61,000 capital loss carryforward for federal income tax purposes.

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

State Taxation

      For Massachusetts income tax purposes, a consolidated tax return cannot be filed. Instead, Georgetown Bancorp, Inc., Georgetown Savings Bank, and each of its subsidiaries file separate annual income tax returns. Georgetown Savings Bank's state tax returns, as well as those of its subsidiaries, are not currently under audit, and have not been audited during the past five years.

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

      Georgetown Bancorp, Inc. is required to file a Massachusetts income tax return and is generally subject to a state income tax rate that is the same rate as the tax rate for financial institutions in Massachusetts. However, if Georgetown Bancorp, Inc. meets certain requirements, it may be eligible to be taxed as a Massachusetts Security Corporation. Bank holding companies that are so classified are subject to a state tax rate of 0.33% of their gross income. As of June 30, 2006, Georgetown Bancorp, Inc. has not applied for security corporation status.

      Georgetown Savings Bank's subsidiary, Georgetown Securities Corporation, is taxed as a Massachusetts securities corporation, and is subject to a state tax rate of 1.32% of its gross income.

                           SUPERVISION AND REGULATION

General

      Georgetown Savings Bank is examined and supervised by the Office of Thrift Supervision. This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the Federal Deposit Insurance Corporation's deposit insurance funds and depositors. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. Following completion of its examination, the federal agency critiques the institution's operations and assigns its rating (known as an institution's CAMELS rating). Under federal law, an institution may not disclose its CAMELS rating to the public. Georgetown Savings Bank also is a member of and owns stock in the Federal Home Loan Bank of Boston, which is one of the twelve regional banks in the Federal Home Loan Bank System. Georgetown Savings Bank also is regulated to a lesser extent by the Board of Governors of the Federal Reserve System, governing reserves to be maintained against deposits and other matters. The Office of Thrift Supervision examines us and prepares reports for the consideration of our Board of Directors on any operating deficiencies. Georgetown Savings Bank's relationship with its depositors and borrowers also is regulated to a great extent by federal laws, especially in matters concerning the ownership of deposit accounts and the form and content of Georgetown Savings Bank's mortgage documents.

      Any change in these laws or regulations, whether by the Federal Deposit Insurance Corporation, the Office of Thrift Supervision or Congress, could have a material adverse impact on Georgetown Bancorp, Inc. and Georgetown Savings Bank and their operations.

Federal Banking Regulation

      Business Activities. A federal savings bank derives its lending and investment powers from the Home Owners' Loan Act, as amended, and the regulations of the Office of Thrift Supervision. Under these laws and regulations, Georgetown Savings Bank may invest in mortgage loans secured by residential real estate without limitations as a percentage of assets and non-residential real estate loans which may not in the aggregate exceed 400% of capital, commercial business loans up to 20% of assets in the aggregate and consumer loans up to 35% of assets in the aggregate, certain types of debt securities and certain other assets. Georgetown Savings Bank also may establish subsidiaries that may engage in activities not otherwise permissible for Georgetown Savings Bank, including real estate investment and securities and insurance brokerage.

      Capital Requirements. Office of Thrift Supervision regulations require savings banks to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for savings banks receiving the highest rating on the CAMELS rating system) and an 8% risk-based capital ratio. The prompt corrective action standards discussed below, in effect, establish a minimum 2% tangible capital standard.

      The risk-based capital standard for savings banks requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of Thrift Supervision, based on the risks believed inherent in the type of asset. Core capital is defined as common stockholders' equity (including retained earnings), certain non-cumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 46% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital. Additionally, a savings bank that retains credit risk in connection with an asset sale may be required to maintain additional regulatory capital because of the recourse back to the savings bank. Georgetown Savings Bank does not typically engage in asset sales.

      At  June  30,  2006,   Georgetown  Savings  Bank's  capital  exceeded  all
applicable requirements.

      Loans-to-One Borrower. A federal savings bank generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of June 30, 2006, Georgetown Savings Bank was in compliance with the loans-to-one borrower limitations.

      Qualified Thrift Lender Test. As a federal savings bank, Georgetown Savings Bank must satisfy the qualified thrift lender, or "QTL," test. Under the QTL test, Georgetown Savings Bank must maintain at least 65% of its "portfolio assets" in "qualified thrift investments" in at least nine of the most recent 12-month period. "Portfolio assets" generally means total assets of a savings institution, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings bank's business.

      "Qualified thrift investments" include various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities, and loans for personal, family, household and certain other purposes up to a limit of 20% of portfolio assets. "Qualified thrift investments" also include 100% of an institution's credit card loans, education loans and small business loans.
Georgetown Savings Bank also may satisfy the QTL test by qualifying as a "domestic building and loan association" as defined in the Internal Revenue Code.

      A savings bank that fails the qualified thrift lender test must either convert to a bank charter or operate under specified restrictions. At June 30, 2006, Georgetown Savings Bank satisfied this test.

      Capital Distributions. Office of Thrift Supervision regulations govern capital distributions by a federal savings bank, which include cash dividends, stock repurchases and other transactions charged to the capital account. A savings bank must file an application for approval of a capital distribution if:

      o the total capital distributions for the applicable calendar year exceed the sum of the savings bank's net income for that year to date plus the savings bank's retained net income for the preceding two years;

      o the savings bank would not be at least adequately capitalized following the distribution;

      o the distribution would violate any applicable statute, regulation, agreement or Office of Thrift Supervision-imposed condition; or

      o the savings bank is not eligible for expedited treatment of its filings.

      Even if an application is not otherwise required, every savings bank that is a subsidiary of a holding company must still file a notice with the Office of Thrift Supervision at least 30 days before the Board of Directors declares a dividend or approves a capital distribution.

      The Office of Thrift Supervision may disapprove a notice or application if:

      o     the   savings   bank  would  be   undercapitalized   following   the
            distribution;

      o the proposed capital distribution raises safety and soundness concerns; or

      o the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

      In addition, the Federal Deposit Insurance Act provides that an insured depository institution shall not make any capital distribution, if after making such distribution the institution would be undercapitalized.

      Liquidity. A federal savings bank is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation.

      Community Reinvestment Act and Fair Lending Laws. All savings banks have a responsibility under the Community Reinvestment Act and related regulations of the Office of Thrift Supervision to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In connection with its examination of a federal savings bank, the Office of Thrift Supervision is required to assess the savings bank's record of compliance with the Community Reinvestment Act. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. A savings bank's failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the Office of Thrift Supervision, as well as other federal regulatory agencies and the Department of Justice. Georgetown Savings Bank received a satisfactory Community Reinvestment Act rating in its most recent federal examination.

      Branching. Subject to certain limitations, the Home Owners' Loan Act and Office of Thrift Supervision regulations permit federally chartered savings banks to establish branches in any state of the United States. The authority to establish such a branch is available: (i) in states that expressly authorize branches of savings banks located in another state; and (ii) to a savings bank that qualifies as a "domestic building and loan association" under the Code, which imposes qualification requirements similar to those for a qualified thrift lender under the Home Owners' Loan Act. The authority for a federal savings bank to establish an interstate branch network would facilitate a geographic diversification of the savings bank's activities. This authority under the Home Owners' Loan

Act and Office of Thrift Supervision regulations preempts any state law purporting to regulate branching by federal savings banks.

      Privacy Standards. Effective July 2001, financial institutions, including Georgetown Savings Bank, became subject to FDIC regulations implementing the privacy protection provisions of the Gramm-Leach-Bliley Act. These regulations require Georgetown Savings Bank to disclose its privacy policy, including identifying with whom it shares "non-public personnel information" to customers at the time of establishing the customer relationship and annually thereafter.

      The regulations also require Georgetown Savings Bank to provide its customers with initial and annual notices that accurately reflect its privacy policies and practices. In addition, Georgetown Savings Bank is required to provide its customers with the ability to "opt-out" of having Georgetown Savings Bank share their non-public personal information with unaffiliated third parties before it can disclose such information, subject to certain exceptions. The implementation of these regulations did not have a material adverse effect on Georgetown Savings Bank. The Gramm-Leach-Bliley Act also provides for the ability of each state to enact legislation that is more protective of consumers' personal information. We cannot predict whether Massachusetts may enact such legislation or what impact, if any, it would have if enacted.

      On February 1, 2001, the FDIC and other federal banking agencies adopted guidelines establishing standards for safeguarding customer information to implement certain provisions of the Gramm-Leach-Bliley Act. The guidelines describe the agencies' expectations for the creation, implementation and maintenance of an information security program, which would include administrative, technical and physical safeguards appropriate to the size and complexity of the institution and the nature and scope of its activities. The standards set forth in the guidelines are intended to ensure the security and confidentiality of customer records and information, protect against any anticipated threats or hazards to the security or integrity of such records and protect against unauthorized access to or use of such records or information that could result in substantial harm or inconvenience to any customer. Georgetown Savings Bank has implemented these guidelines and such implementation did not have a material adverse effect on our operations.

      Transactions with Related Parties. A federal savings bank's authority to engage in transactions with its affiliates is limited by Office of Thrift Supervision regulations and by Sections 23A and 23B of the Federal Reserve Act and its implementing Regulation W. An affiliate is a company that controls, is controlled by, or is under common control with an insured depository institution such as Georgetown Savings Bank. Georgetown Bancorp, Inc. is an affiliate of Georgetown Savings Bank. In general, loan transactions between an insured depository institution and its affiliate are subject to certain quantitative and collateral requirements. In this regard, transactions between an insured depository institution and its affiliate are limited to 10% of the institution's unimpaired capital and unimpaired surplus for transactions with any one affiliate and 20% of unimpaired capital and unimpaired surplus for transactions in the aggregate with all affiliates. Collateral in specified amounts ranging from 100% to 130% of the amount of the transaction must usually be provided by affiliates in order to receive loans from the savings bank. In addition, Office of Thrift Supervision regulations prohibit a savings bank from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates. The Office of Thrift Supervision requires savings banks to maintain detailed records of all transactions with affiliates.

      Georgetown Savings Bank's authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board. Among other things, these provisions require that extensions of credit to insiders (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features, and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Georgetown Savings Bank's capital. In addition, extensions of credit in excess of certain limits must be approved by Georgetown Savings Bank's Board of Directors.

      Enforcement. The Office of Thrift Supervision has primary enforcement responsibility over federal savings institutions and has the authority to bring enforcement action against all "institution-affiliated parties," including stockholders, and attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action by the Office of Thrift Supervision may range from the issuance of a capital directive or cease and desist order, to removal of officers and/or directors of the institution and the appointment of a receiver or conservator. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. The Federal Deposit Insurance Corporation also has the authority to terminate deposit insurance or to recommend to the Director of the Office of Thrift Supervision that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take action under specified circumstances.

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

      Prompt Corrective Action Regulations. Under the prompt corrective action regulations, the Office of Thrift Supervision is required and authorized to take supervisory actions against undercapitalized savings banks. For this purpose, a savings bank is placed in one of the following five categories based on the savings bank's capital:

      o well-capitalized (at least 5% leverage capital, 6% Tier 1 risk-based capital and 10% total risk-based capital);

      o adequately capitalized (at least 4% leverage capital, 4% Tier 1 risk-based capital and 8% total risk-based capital);

      o undercapitalized (less than 8% total risk-based capital, 4% Tier 1 risk-based capital or 3% leverage capital);

      o     significantly   undercapitalized  (less  than  6%  total  risk-based
            capital, 3% Tier 1 risk-based capital or 3% leverage capital); and

      o     critically undercapitalized (less than 2% tangible capital).

      Generally, the banking regulator is required to appoint a receiver or conservator for a savings bank that is "critically undercapitalized" within specific time frames. The regulations also provide that a capital restoration plan must be filed with the Office of Thrift Supervision within 45 days of the date a savings bank receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." The criteria for an acceptable capital restoration plan include, among other things, the establishment of the methodology and assumptions for attaining adequately capitalized status on an annual basis, procedures for ensuring compliance with restrictions imposed by applicable federal regulations, the identification of the types and levels of activities the savings bank will engage in while the capital restoration plan is in effect, and assurances that the capital restoration plan will not appreciably increase the current risk profile of the savings bank. Any holding company for the savings bank required to submit a capital restoration plan must guarantee the lesser of: an amount equal to 5% of the savings bank's assets at the time it was notified or deemed to be under capitalized by the Office of Thrift Supervision, or the amount necessary to restore the savings bank to adequately capitalized status. This guarantee remains in place until the Office of Thrift Supervision notifies the savings bank that it has maintained adequately capitalized status for each of four consecutive calendar quarters, and the Office of Thrift Supervision has the authority to require payment and collect payment under the guarantee. Failure by a holding company to provide the required guarantee will result in certain operating restrictions on the savings bank, such as restrictions on the ability to declare and pay dividends, pay executive compensation and management fees, and increase assets or expand operations. The Office of Thrift Supervision may also take any one of a number of discretionary supervisory actions against undercapitalized savings banks, including the issuance of a capital directive and the replacement of senior executive officers and directors.

      At June 30, 2006, Georgetown Savings Bank met the criteria for being considered "well-capitalized."

      Insurance of Deposit Accounts. Deposit accounts in Georgetown Savings Bank are insured by the Federal Deposit Insurance Corporation, generally up to a maximum of $100,000 per separately insured depositor. Georgetown Savings Bank's deposits therefore are subject to Federal Deposit Insurance Corporation deposit insurance assessments. The Federal Deposit Insurance Corporation has adopted a risk-based system for determining deposit insurance assessments. The Federal Deposit Insurance Corporation is authorized to raise the assessment rates as necessary to maintain the required ratio of reserves to insured deposits of 1.25%.

      On February 15, 2006, federal legislation to reform federal deposit insurance was enacted. This new legislation requires, among other things, an increase in the amount of federal deposit insurance coverage from $100,000 to $130,000 (with a cost of living adjustment to become effective in five years). The Act also requires the reserve ratio to be modified to provide for a range between 1.15% and 1.50% of estimated insured deposits. The new legislation requires the Federal Deposit Insurance Corporation to issue regulations implementing the law. The changes required by the law will not become effective until final regulations have been issued, which must be no later than 270 days from the date of the enactment of the legislation.

      Effective March 31, 2006, the Federal Deposit Insurance Corporation merged the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF") into a single fund called the Deposit Insurance Fund. As a result of the merger, the BIF and the SAIF were abolished. The merger of the BIF and the SAIF into the Deposit Insurance Fund does not affect the authority of the Financing Corporation ("FICO") to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended June 30, 2006, the FICO assessment was equal to 1.28 basis points for each $100 in domestic deposits maintained at an institution.

      Prohibitions Against Tying Arrangements. Federal savings banks are prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

      Federal Home Loan Bank System. Georgetown Savings Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of Boston, Georgetown Savings Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank of Boston. While the required percentages of stock ownership are subject to change by the Federal Home Loan Bank, Georgetown Savings Bank was in compliance with this requirement.

Federal Reserve System

      The Federal Reserve Board regulations require savings banks to maintain noninterest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At June 30, 2006, Georgetown Savings Bank was in compliance with these reserve requirements.

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

Sarbanes-Oxley Act of 2002

      In July 2002, the Sarbanes-Oxley Act of 2002 (the "Act") was enacted, which implemented legislative reforms intended to address corporate and accounting fraud. In addition to the establishment of a new accounting oversight board that will enforce auditing, quality control and independence standards and will be funded by fees from all publicly traded companies, the Act places certain restrictions on the scope of services that may be provided by accounting firms to their public company audit clients. Any non-audit services being provided to a public company audit client will require preapproval by the company's audit committee. In addition, the Act makes certain changes to the requirements for partner rotation after a period of time. The Act requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission, subject to civil and criminal penalties if they knowingly or willingly violate this certification requirement. In addition, under the Act, counsel will be required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the Board of Directors or the board itself.

      Under the Act, longer prison terms will apply to corporate executives who violate federal securities laws; the period during which certain types of suits can be brought against a company or its officers is extended; and bonuses issued to top executives prior to restatement of a company's financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from insider trading during retirement plan
"blackout"  periods,  and  loans to  company  executives  (other  than  loans by financial institutions permitted by federal rules and regulations) are restricted. In addition, a provision directs that civil penalties levied by the Securities and Exchange Commission as a result of any judicial or administrative action under the Act be deposited to a fund for the benefit of harmed investors. The Federal Accounts for Investor Restitution provision also requires the Securities and Exchange Commission to develop methods of improving collection rates. The legislation accelerates the time frame for disclosures by public companies, as they must immediately disclose any material changes in their financial condition or operations. Directors and executive officers must also provide information for most changes in ownership in a company's securities within two business days of the change.

      The Act also increases the oversight of, and codifies certain requirements relating to audit committees of public companies and how they interact with the company's "independent registered public accounting firm." Audit Committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, companies must disclose whether at least one member of the committee is a "financial expert" (as such term is defined by the Securities and Exchange Commission) and if not, why not. Under the Act, a company's independent registered public accounting firm is prohibited from performing statutorily mandated audit services for a company if such company's chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions had been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. The Act also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent accountant engaged in the audit of the company's financial statements for the purpose of rendering the financial statements materially misleading.

The Act also requires the Securities and Exchange Commission to prescribe rules requiring inclusion of any internal control report and assessment by management in the annual report to shareholders. The Act requires the company's independent registered public accounting firm that issues the audit report to attest to and report on management's assessment of the company's internal controls.

      We anticipate that we will incur additional expense in complying with the provisions of the Act and the regulations that have been promulgated to implement the Act, particularly those regulations relating to the establishment of internal controls over financial reporting.

Holding Company Regulation

      General.   Georgetown  Bancorp,  MHC  and  Georgetown  Bancorp,  Inc.  are
non-diversified savings and loan holding companies within the meaning of the Home Owners' Loan Act. As such, Georgetown Bancorp, MHC and Georgetown Bancorp, Inc. are registered with the Office of Thrift Supervision and subject to Office of Thrift Supervision regulations, examinations, supervision and reporting requirements. In addition, the Office of Thrift Supervision has enforcement authority over Georgetown Bancorp, Inc. and Georgetown Bancorp, Inc. MHC, and their subsidiaries. Among other things, this authority permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. As federal corporations, Georgetown Bancorp, Inc. and Georgetown Bancorp, MHC are generally not subject to state business organization laws.

      Permitted Activities. Pursuant to Section 10(o) of the Home Owners' Loan Act and Office of Thrift Supervision regulations and policy, a mutual holding company and a federally chartered mid-tier holding company such as Georgetown Bancorp, Inc. may engage in the following activities: (i) investing in the stock of a savings bank; (ii) acquiring a mutual association through the merger of such association into a savings bank subsidiary of such holding company or an interim savings bank subsidiary of such holding company; (iii) merging with or acquiring another holding company, one of whose subsidiaries is a savings bank;
(iv) investing in a corporation, the capital stock of which is available for purchase by a savings bank under federal law or under the law of any state where the subsidiary savings bank or association share their home offices; (v)
furnishing or performing management services for a savings bank subsidiary of such company; (vi) holding, managing or liquidating assets owned or acquired from a savings subsidiary of such company; (vii) holding or managing properties used or occupied by a savings bank subsidiary of such company; (viii) acting as trustee under deeds of trust; (ix) any other activity (A) that the Federal Reserve Board, by regulation, has determined to be permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act of 1956, unless the Director, by regulation, prohibits or limits any such activity for savings and loan holding companies; or (B) in which multiple savings and loan holding companies were authorized (by regulation) to directly engage on March 5, 1987;
(x) any activity permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act, including securities and insurance underwriting; and (xi) purchasing, holding, or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such savings and loan holding company is approved by the Director. If a mutual holding company acquires or merges with another holding company, the holding company acquired or the holding company resulting from such merger or acquisition may only invest in assets and engage in activities listed in (i) through (xi) above, and has a period of two years to cease any nonconforming activities and divest any nonconforming investments.

      The Home Owners' Loan Act prohibits a savings and loan holding company, including Georgetown Bancorp, Inc. and Georgetown Bancorp, MHC, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or holding company thereof, without prior written approval of the Office of Thrift Supervision. It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a nonsubsidiary company engaged in activities other than those permitted by the Home Owners' Loan Act, or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the Office of Thrift Supervision must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors.

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

      Waivers of Dividends by Georgetown Bancorp, MHC. Office of Thrift Supervision regulations require Georgetown Bancorp, MHC to notify the Office of Thrift Supervision of any proposed waiver of its receipt of dividends from Georgetown Bancorp, Inc. The Office of Thrift Supervision reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if: (i) the mutual holding company's Board of Directors determines that such waiver is consistent with such directors' fiduciary duties to the mutual holding company's members; (ii) for as long as the savings bank subsidiary is controlled by the mutual holding company, the dollar amount of dividends waived by the mutual holding company is considered as a restriction on the retained earnings of the savings bank, which restriction, if material, is disclosed in the public financial statements of the savings bank as a note to the financial statements; (iii) the amount of any dividend waived by the mutual holding company is available for declaration as a dividend solely to the mutual holding company, and, in accordance with SFAS 5, where the savings bank determines that the payment of such dividend to the mutual holding company is probable, an appropriate dollar amount is recorded as a liability; and (iv) the amount of any waived dividend is considered as having been paid by the savings bank in evaluating any proposed dividend under Office of Thrift Supervision capital distribution regulations. We anticipate that Georgetown Bancorp, MHC will waive any dividends paid by Georgetown Bancorp, Inc. Under Office of Thrift Supervision regulations, our public stockholders would not be diluted because of any dividends waived by Georgetown Bancorp, MHC (and waived dividends would not be considered in determining an appropriate exchange ratio) in the event Georgetown Bancorp, MHC converts to stock form.

Federal Securities Laws

      Georgetown Bancorp, Inc. common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934. Georgetown Bancorp, Inc. is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

      The registration under the Securities Act of 1933 of shares of common stock issued in the offering did not cover the resale of those shares. Shares of common stock purchased by persons who are not affiliates of Georgetown Bancorp, Inc. may be resold without registration. Shares purchased by an affiliate of Georgetown Bancorp, Inc. are subject to the resale restrictions of Rule 144 under the Securities Act of 1933. If Georgetown Bancorp, Inc. meets the current public information requirements of Rule 144 under the Securities Act of 1933, each affiliate of Georgetown Bancorp, Inc. that complies with the other conditions of Rule 144, including those that require the affiliate's sale to be aggregated with those of other persons, would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of 1% of the outstanding shares of Georgetown Bancorp, Inc., or the average weekly volume of trading in the shares during the preceding four calendar weeks. In the future, Georgetown Bancorp, Inc. may permit affiliates to have their shares registered for sale under the Securities Act of 1933.

ITEM 2. Description of Property
-------------------------------

      The following table provides certain information with respect to our properties as of June 30, 2006:

                                     Owned or       Year Acquired or                          Net Book Value of
         Location                      Leased             Leased            Square Footage       Real Property
------------------------           -------------    ----------------        --------------    -----------------
                                                                                               (In thousands)
Main Office:
2 East Main Street
Georgetown, MA 01833                   Own                2003(1)              14,400          $        3,245

Branch Office:
303 Haverhill Street
Rowley, MA 01969                    Leased(2)             1999                  3,500          $          552

Branch Office:
Turnpike Street/Route114
North Andover, MA 01845             Leased(3)             2005                  2,437          $          567

Other Property (4):
8 Prospect Street
Georgetown, MA 01833                   Own                1997                  1,000          $          100

----------
(1) In 2003, Georgetown Savings Bank constructed a new main office upon this property which it has owned since 1985.

(2) Georgetown Savings Bank owns the building but leases the land. The lease has a term of 40 years with an option to renew for an additional 10 years.

(3) Georgetown Savings Bank is leasing the office space. The lease has a term of 10 years with an option to renew for an additional 10 years.

(4) This property, which was acquired in foreclosure, is leased under a tenancy at will agreement and is available for use for banking purposes.

      The net book value of our premises, land and equipment was approximately $5.2 million at June 30, 2006.

ITEM 3. Legal Proceedings
-------------------------

      From time to time, we are involved as plaintiff or defendant in various legal proceedings arising in the ordinary course of business. At June 30, 2006, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

      No matters were submitted to a vote of stockholders during the fourth quarter of the year under report.

                                     PART II

ITEM 5. Market for Common Equity, Related Stockholder Matters and Small Business
--------------------------------------------------------------------------------
        Issuer Purchases of Securities
        ------------------------------

      (a) Our common stock is traded on the OTC Electronic Bulletin Board under the symbol "GTWN". Georgetown Bancorp, MHC owns 1,527,487 shares, or 56.6% of our outstanding common stock. The approximate number of holders of record of Georgetown Bancorp, Inc.'s common stock as of September 19, 2006 was 305. Certain shares of Georgetown Bancorp, Inc. are held in "nominee" or "street" name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

      The following table presents quarterly market information for Georgetown Bancorp, Inc.'s common stock during the periods indicated. Georgetown Bancorp, Inc. began trading on the Electronic Bulletin Board on January

6, 2005. Accordingly, no information prior to this date is available. The following information was provided by the Electronic Bulletin Board.

       Fiscal 2006                           High          Low        Dividends
--------------------------------          ---------     ---------     ---------
Quarter ended September 30, 2005          $    9.90     $    9.00     $     0.0
Quarter ended December 31, 2005           $    9.10     $    8.30     $     0.0
Quarter ended March 31, 2006              $    9.40     $    8.60     $     0.0
Quarter ended June 30, 2006               $    9.70     $    8.75     $     0.0

       Fiscal 2005                           High          Low        Dividends
--------------------------------          ---------     ---------     ---------
Quarter ended March 31, 2005              $   10.15     $    9.60     $     0.0
Quarter ended June 30, 2005               $    9.70     $    8.24     $     0.0

      Dividend payments by Georgetown Bancorp, Inc. are dependent primarily on dividends it receives from Georgetown Savings Bank, because Georgetown Bancorp, Inc. will have no source of income other than dividends from Georgetown Savings Bank and interest payments with respect to Georgetown Bancorp, Inc.'s loan to the Employee Stock Ownership Plan.

      At June 30, 2006, there were no compensation plans under which equity securities of Georgetown Bancorp, Inc. were authorized for issuance.

      (b)   Not applicable

      (c) Georgetown Bancorp, Inc. did not repurchase any shares of its common stock during the relevant period.

ITEM 6. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
        of Operations
        -------------

      The "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of Georgetown Bancorp, Inc.'s 2006 Annual Report to Stockholders (Exhibit 13 hereto) is incorporated herein by reference.

ITEM 7. Financial Statements
----------------------------

      The consolidated financial statements included in Georgetown Bancorp, Inc.'s 2006 Annual Report to Stockholders are incorporated herein by reference.

ITEM  8.  Changes  In and  Disagreements  With  Accountants  on  Accounting  and
--------------------------------------------------------------------------------
          Financial Disclosure
          --------------------

      None.

ITEM 8A. Controls and Procedures
--------------------------------

      Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. There has been no change in the Company's internal control over financial reporting during the Company's fourth quarter of fiscal year 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B. Other Information

      None.

                                    PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
--------------------------------------------------------------------------------
        with Section 16(a) of the Exchange Act
        --------------------------------------

      Georgetown Bancorp, Inc. has adopted a Code of Ethics that applies to Georgetown Bancorp, Inc.'s principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Code of Ethics may be accessed on Georgetown Savings Bank's website at www.georgetownsb.com. The Code of Ethics is also filed as
Exhibit 14 to this Form 10-KSB.

      Information concerning directors and executive officers of Georgetown Bancorp, Inc. is incorporated herein by reference from our definitive Proxy Statement (the "Proxy Statement"), specifically the section captioned "Proposal I--Election of Directors."

ITEM 10. Executive Compensation
-------------------------------

      Information concerning executive compensation is incorporated herein by reference from our Proxy Statement, specifically the section captioned "Proposal I -- Election of Directors."

ITEM 11.  Security  Ownership of Certain  Beneficial  Owners and  Management and
--------------------------------------------------------------------------------
          Related Stockholder Matters
          ---------------------------

      Information concerning security ownership of certain owners and management is incorporated herein by reference from our Proxy Statement, specifically the sections captioned "Voting Securities and Principal Holders Thereof" and "Proposal I -- Election of Directors."

ITEM 12. Certain Relationships and Related Transactions
-------------------------------------------------------

      Information concerning relationships and transactions is incorporated herein by reference from our Proxy Statement, specifically the section captioned "Transactions with Certain Related Persons."

ITEM 13. Exhibits
-----------------

(a)   Financial Statements
      --------------------

The exhibits and financial statement schedules filed as a part of this Form 10-KSB are as follows, all of which are included in the Annual Report to Shareholders (Exhibit 13):

      (A)   Report of Independent Registered Public Accounting Firm (page F-2)

      (B)   Consolidated Balance Sheets (page F-3)

      (C)   Consolidated Statements of Operations (page F-4)

      (D)   Consolidated  Statements  of Changes In  Stockholders'  Equity (page
            F-5)

      (E)   Consolidated Statements of Cash Flows (page F-6 to page F-7)

      (F)   Notes to Consolidated Financial Statements (page F-8 to page F-40)

(b)   Financial Statement Schedules
      -----------------------------

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial
Statements. The remaining information appearing in the Annual Report to Shareholders for the year ended June 30, 2006 is not deemed to be filed as part of this report except as expressly provided herein.

(c)         Exhibits.
            ---------

3.1         Charter of Georgetown Bancorp, Inc.*

3.2         Bylaws of Georgetown Bancorp, Inc.**

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

10.6        Executive   Supplemental   Retirement   Agreement   by  and  between
            Georgetown  Savings Bank and Joseph W.  Kennedy,  dated  January 22,
            2002*

10.7        Georgetown Savings Bank 2004 Incentive Compensation Plan*

10.8 Annually Defined Benchmarks for payouts under Georgetown Savings Bank 2004 Incentive Compensation Plan

10.9 Form of Employment Agreement by and between certain officers and Georgetown Savings Bank*

13          Annual Report to Stockholders

14          Code of Ethics

21          Subsidiaries of Registrant*

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

----------
* Incorporated by reference to the Registration Statement on Form SB-2 of Georgetown Bancorp, Inc. (file no. 333-119007), originally filed with the Securities and Exchange Commission on September 15, 2004.

** Incorporated by reference to the Form 8-K of Georgetown Bancorp, Inc. filed with the Securities and Exchange Commission on September 27, 2006.

ITEM 14. Principal Accountant Fees and Services
-----------------------------------------------

      Information concerning principal accountant fees and services is incorporated herein by reference from our Proxy Statement, specifically the section captioned "Proposal II-Ratification of Appointment of Independent Registered Public Accounting Firm."

SIGNATURES

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       GEORGETOWN BANCORP, INC.

Date: September 25, 2006           By: \s\  Robert E. Balletto
                                       ---------------------------
                                       Robert E. Balletto
                                       President, Chief Executive Officer and
                                       Director
                                       (Duly Authorized Representative)

      Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signatures                            Title                          Date
       ----------                            -----                          ----
\s\ Robert E. Balletto             President, Chief Executive         September 25, 2006
---------------------------        Officer and Director
Robert E. Balletto                 (Principal Executive Officer)


\s\ Joseph W. Kennedy              Senior Vice President, Chief       September 25, 2006
---------------------------        Financial Officer and Treasurer
Joseph W. Kennedy                  (Principal Financial and
                                   Accounting Officer)


\s\ Edward G. Williams             Chairman of the Board              September 25, 2006
---------------------------
Edward G. Williams


\s\ Roy C. Carlson                 Vice Chairman of the Board         September 25, 2006
---------------------------
Roy C. Carlson


\s\ David H. Condon                Director                           September 25, 2006
---------------------------
David H. Condon


\s\ Anthony S. Conte, Jr.          Director                           September 25, 2006
---------------------------
Anthony S. Conte, Jr.

\s\ Raymond W. DeZenzo Jr.         Director                           September 25, 2006
---------------------------
Raymond W. DeZenzo Jr.


\s\ Stephen L. Flynn               Director                           September 25, 2006
---------------------------
Stephen L. Flynn


\s\ T. Louis Hamelin               Director                           September 25, 2006
---------------------------
T. Louis Hamelin


\s\ Thomas L. Hamelin              Director                           September 25, 2006
---------------------------
Thomas L. Hamelin


\s\ Calvin H. Pingree              Director                           September 25, 2006
---------------------------
Calvin H. Pingree


\s\ Arthur J. Rauseo               Director                           September 25, 2006
---------------------------
Arthur J. Rauseo


\s\ Richard F. Spencer             Director                           September 25, 2006
---------------------------
Richard F. Spencer


\s\ Mary L. Williams               Director                           September 25, 2006
---------------------------
Mary L. Williams