Form 10QSB
period 2006-09-30
Georgetown Bancorp, Inc.
filed 2006-11-14
CIK 1302709

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

   |X|        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2006

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

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

Indicate the number of shares outstanding of the registrant's common stock, as of the latest practicable date: Common Stock, $0.10 par value, 2,699,250 shares outstanding as of November 10, 2006

Transitional Small Business Disclosure Format: YES |_|  NO |X|

                                   Form 10-QSB
                            GEORGETOWN BANCORP, INC.
                                Table of Contents

Part I.  Financial Information                                              Page
         ---------------------                                              ----

Item 1:  Financial Statements (Unaudited)

         Consolidated Statements of Financial Condition
         as of September 30, 2006 and June 30, 2006                            1

         Consolidated Statements of Operations for the
          Three Months Ended September 30, 2006 and 2005                       2

         Consolidated Statements of Changes in Stockholders'
         Equity for the Three Months Ended September 30, 2006 and 2005         3

         Consolidated Statements of Cash Flows for the
         Three Months Ended September 30, 2006 and 2005                        4

         Notes to Condensed Consolidated Financial Statements                  6

Item 2:  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                          7

Item 3:  Controls and Procedures                                              13

Part II. Other Information
         -----------------

Item 1:  Legal Proceedings                                                    14
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds           14
Item 3: Defaults upon Senior Securities                                       14
Item 4: Submission of Matters to a Vote of Security Holders                   14
Item 5: Other Information                                                     14
Item 6: Exhibits                                                              14

SIGNATURES                                                                    15

                            GEORGETOWN BANCORP, INC.
                        STATEMENTS OF FINANCIAL CONDITION
                        ---------------------------------
                                   (unaudited)
                                     ASSETS

                                                                         At                    At
                                                                    September 30,           June 30,
                                                                        2006                  2006
                                                                    -------------        -------------
                                                                   $ in thousands, except per share data
Cash and due from banks                                             $       2,818        $       3,257
Short-term investments                                                      2,452                  720
                                                                    -------------        -------------
          Total cash and cash equivalents                                   5,270                3,977

Securities available for sale, at fair value                               14,728               15,465
Securities held to maturity, at amortized cost                              9,340                9,823
Federal Home Loan Bank stock, at cost                                       2,905                2,905
Loans, net of allowance for loan losses of $1,068,000
  at September 30, 2006 and $1,016,000 at June 30, 2006                   130,452              128,778
Premises and equipment                                                      5,127                5,230
Accrued interest receivable                                                   682                  674
Bank-owned life insurance                                                   1,223                1,211
Other assets                                                                  828                  852
                                                                    -------------        -------------

          Total assets                                              $     170,555        $     168,915
                                                                    =============        =============

                                  LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                            $      99,346        $      96,571
Short-term borrowings                                                      15,550               22,300
Long-term Federal Home Loan Bank advances                                  35,909               28,921
Securities sold under agreements to repurchase                                821                  762
Mortgagors' escrow accounts                                                   299                  289
Accrued expenses and other liabilities                                        623                1,413
                                                                    -------------        -------------
          Total liabilities                                               152,548              150,256
                                                                    -------------        -------------

Commitments and Contingencies                                                  --                   --

Stockholders' equity:
Preferred stock, $0.10 par value per share: 1,000,000
  shares authorized; none outstanding                                          --                   --
Common Stock, $0.10 par value per share: 10,000,000
  shares authorized; 2,777,250 shares issued, 2,699,250 and
  2,777,250 shares outstanding at September 30, 2006
  and June 30,2006, respectively                                              278                  278
Additional paid-in capital                                                 11,452               11,452
Retained earnings                                                           7,908                7,996
Accumulated other comprehensive loss                                         (164)                (330)
Treasury stock, at cost (78,000 shares at September 30, 2006)                (751)                  --
Unearned compensation - ESOP                                                 (716)                (737)
                                                                    -------------        -------------
          Total stockholders' equity                                       18,007               18,659
                                                                    -------------        -------------

          Total liabilities and stockholders' equity                $     170,555        $     168,915
                                                                    =============        =============

See notes to condensed consolidated financial statements.

                            GEORGETOWN BANCORP, INC.
                            STATEMENTS OF OPERATIONS
                            ------------------------
                                   (unaudited)

                                                                    Three Months Ended
                                                            September 30,        September 30,
                                                                2006                  2005
                                                            -------------        -------------
                                                          $ in thousands, except per share data
Interest and dividend income:
    Loans, including fees                                   $       1,914        $       1,595
    Investment interest and dividends                                 365                  331
    Short-term investments                                              8                   30
                                                            -------------        -------------
               Total interest and dividend income                   2,287                1,956
                                                            -------------        -------------

Interest expense:
    Deposits                                                          652                  408
    Short-term borrowings                                             294                  269
    Long-term Federal Home Loan Bank advances                         333                  193
    Securities sold under agreements to repurchase                      2                    2
                                                            -------------        -------------
               Total interest expense                               1,281                  872
                                                            -------------        -------------

Net interest income                                                 1,006                1,084
Provision for loan losses                                              64                   33
                                                            -------------        -------------
Net interest income, after provision for loan losses                  942                1,051
                                                            -------------        -------------

Non-interest income:
    Customer service fees                                             156                   92
    Income from bank-owned life insurance                              12                   11
    Other                                                               7                    6
                                                            -------------        -------------
               Total non-interest income                              175                  109
                                                            -------------        -------------

Non-interest expenses:
    Salaries and employee benefits                                    686                  653
    Occupancy and equipment expenses                                  207                  170
    Data processing expenses                                           77                   57
    Professional fees                                                  68                   85
    Advertising expense                                                12                   10
    Other general and administrative expenses                         198                  135
                                                            -------------        -------------
               Total non-interest expenses                          1,248                1,110
                                                            -------------        -------------

(Loss) income before income taxes                                    (131)                  50

Income tax (benefit) expense                                          (45)                  16
                                                            -------------        -------------

Net (loss) income                                           $         (86)       $          34
                                                            =============        =============

Net (loss) income per share:
Basic and diluted                                                  ($0.03)       $        0.01

Basic and diluted weighted average shares outstanding           2,674,838            2,696,736

See notes to condensed consolidated financial statements.

                            GEORGETOWN BANCORP, INC.
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                       ----------------------------------
                                   (unaudited)

                                                                            Accumulated
                                                                               Other
                                                      Additional           Comprehensive                       Unearned
                                            Common     Paid-in   Retained     Income       Treasury Stock       Compen-
                                            Stock      Capital   Earnings     (Loss)      Shares     Amount     sation       Total
                                           ---------  ---------  ---------   ---------   --------  ---------   ---------   --------
                                                                   $ in thousands, except per share data

Balance at June 30, 2005                   $     278  $  11,452  $   8,383   $     (17)        --  $      --   $    (811)  $ 19,285
                                                                                                                           --------

Comprehensive income (loss):
  Net income                                                            34                                                       34
  Change in unrealized gain (loss)
    on securities available for sale,
    net of reclassification adjustments
    and tax effects                                                               (120)                                        (120)
                                                                                                                           --------

        Total comprehensive income (loss)                                                                                       (86)
                                                                                                                           --------

Common stock held by ESOP committed to
  be allocated (20,565 shares)                    --         --         (1)         --                                17         16
                                           ---------  ---------  ---------   ---------   --------  ---------   ---------   --------

Balance at September 30, 2005              $     278  $  11,452  $   8,416   $    (137)        --  $      --   $    (794)    19,215
                                           =========  =========  =========   =========   ========  =========   =========   ========

Balance at June 30, 2006                   $     278  $  11,452  $   7,996   $    (330)        --  $      --   $    (737)  $ 18,659

Comprehensive income (loss):
  Net income                                                           (86)                                                     (86)
  Change in unrealized gain (loss)
    on securities available for sale,
    net of reclassification adjustments
    and tax effects                                                                166                                          166
                                                                                                                           --------
        Total comprehensive income (loss)                                                                                        80
                                                                                                                           --------

Teasury stock purchased                                                                    78,000       (751)                  (751)

Common stock held by ESOP committed to
  to be allocated (2,046 shares)                                        (2)                                           21         19
                                           ---------  ---------  ---------   ---------   --------  ---------   ---------   --------

Balance at September 30, 2006              $     278  $  11,452  $   7,908   $    (164)    78,000  $    (751)  $    (716)  $ 18,007
                                           =========  =========  =========   =========   ========  =========   =========   ========

See notes to condensed consolidated financial statements.

                            GEORGETOWN BANCORP, INC.
                            STATEMENTS OF CASH FLOWS
             ------------------------------------------------
                                (unaudited)

                                                                   Three Months Ended
                                                              September 30,   September 30,
                                                                   2006            2005
                                                              -------------   -------------
                                                                     $ in thousands
Cash flows from operating activities:
  Net (loss) income                                            $       (86)    $        34
  Adjustments to reconcile net (loss) income to net cash
    provided by operating activities:
      Provision for loan losses                                         64              33
      Accretion  of securities, net                                    (15)            (14)
      (Accretion) amortization of deferred loan costs                   (6)             18
      Depreciation and amortization expense                            115              97
      Decrease (increase)  in accrued interest receivable               (8)              6
      Income from bank-owned life insurance                            (12)            (11)
      ESOP compensation expense                                         19              16
      Other, net                                                      (865)            147
                                                               -----------     -----------
        Net cash (used by) provided by operating activities           (794)            326
                                                               -----------     -----------

Cash flows from investing activities:
  Activity in available-for-sale securities:
    Maturities, prepayments and calls                                1,011           1,181
    Purchases                                                           --          (3,000)
  Activity in held-to-maturity securities:
    Maturities, prepayments and calls                                  488           1,238
  Purchase of Federal Home Loan Bank stock                              --            (160)
  Loan originations, net of amortization and payoffs                (1,731)         (2,515)
  Purchase of premises and equipment                                   (12)            (70)
                                                               -----------     -----------
        Net cash used by investing activities                         (244)         (3,326)
                                                               -----------     -----------

                                    Continued

                            GEORGETOWN BANCORP, INC.
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                   (unaudited)
                                   (continued)

                                                                         Three Months Ended
                                                                   September 30,    September 30,
                                                                       2006             2005
                                                                   -------------    -------------
                                                                          $ in thousands
Cash flows from financing activities:
    Net increase in deposits                                              2,775             (507)
    Net increase (decrease) in securities sold under agreements
      to repurchase                                                          59             (146)
    Net change in borrowings with maturities of  three
      months or less                                                     (2,900)          (8,100)
    Proceeds of Federal Home Loan Bank advances
      with maturities greater than three months                          10,500           18,150
    Repayments of Federal Home Loan Bank advances
      with maturities greater than three months                          (7,362)          (6,512)
    Treasury stock purchased                                               (751)
    Net change in mortgagors' escrow accounts                                10               55
                                                                   ------------     ------------
          Net cash provided by financing activities                       2,331            2,940
                                                                   ------------     ------------

Net change in cash and cash equivalents                                   1,293              (60)

Cash and cash equivalents at beginning of year                            3,977            5,078
                                                                   ------------     ------------

Cash and cash equivalents at end of year                           $      5,270     $      5,018
                                                                   ============     ============

Supplementary information:
    Interest paid on deposit accounts                              $        636     $        408
    Interest paid on Federal Home Loan Bank advances                        630              462
    Interest paid on securities sold under agreement
      to repurchase                                                           2                2
    Income taxes paid, net of refunds                                         5               14
    Due to broker                                                            --              500

See notes to condensed consolidated financial statements.

                            GEORGETOWN BANCORP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

      The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-QSB and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three-month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the entire fiscal year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the 2006 Consolidated
Financial Statements presented in the Company's Annual Report on Form 10-KSB filed at the Securities and Exchange Commission on September 28, 2006. The consolidated financial statements include the accounts of Georgetown Savings Bank (the "Bank") and its wholly owned subsidiary, Georgetown Securities Corporation, which engages in the buying, selling and holding of securities. All significant inter-company balances and transactions have been eliminated in consolidation.

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

2.    NET (LOSS) GAIN PER COMMON SHARE

      Basic and diluted net (loss) gain per common share (EPS) represents income or loss to common stockholders divided by the weighted average number of common shares outstanding. Employee stock ownership plan (ESOP) shares, which are committed to be released, are considered outstanding for basic and diluted EPS.

                                                                         Three Months Ended         Three Months Ended
                                                                         September 30, 2006         September 30, 2005
                Net (loss) income available to common stockholders                 ($86,000)                   $34,000
                                                                                ===========                ===========

         Basic potential common shares:
                  Weighted average shares outstanding                             2,747,793                  2,777,250
             Weighted average unallocated ESOP shares                               (72,955)                   (80,514)
                                                                                -----------                -----------
               Basic weighted average shares outstanding                          2,674,838                  2,696,736

         Dilutive potential common shares                                                --                         --
                                                                                -----------                -----------

         Dilutive weighted average shares outstanding                             2,674,838                  2,696,736
                                                                                ===========                ===========

         Basic and diluted EPS                                                       ($0.03)                    $ 0.01
                                                                                ===========                ===========

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

Comparison of Financial Condition at September 30, 2006 and June 30, 2006

      Total assets increased by $1.6 million, or 1.0%, to $170.6 million at September 30, 2006, from $168.9 million at June 30, 2006. The increase in total assets resulted primarily from increases in loans receivable and an increase in short-term investments. Net loans receivable increased $1.7 million, or 1.3%, to $130.5 million at September 30, 2006, from $128.8 million at June 30, 2006, primarily due to a $2.6 million or 21.8% increase in commercial real estate loans, partially offset by decreases in construction loans and home equity loans. Construction loans decreased $3.1 million, or 32.8%, primarily due to loans completing the construction phase and being reclassified to the one-to-four family residential loan category, which increased $2.5 million, or 2.6%. Home equity loans and lines of credit decreased $258,000, or 2.4%. Investment securities available for sale decreased $738,000, or 4.8%, to $14.7 million at September 30, 2006, from $15.5 million at June 30, 2006. Investment securities held to maturity decreased $483,000, or 4.9%, to $9.3 million at September 30, 2006, from $9.8 million at June 30, 2006. Cash flows from the investment security portfolio were used to partially fund loan demand. The increase of $1.7 million, or 240.7% in short-term investments is expected to be temporary, as these funds are expected to be used to fund loan demand. Total earning assets increased $2.2 million, or 1.4% to $160.9 million at September 30, 2006, from $158.7 million at June 30, 2006.

      Total deposits increased by $2.8 million, or 2.9%, to $99.3 million at September 30, 2006, from $96.6 million at June 30, 2006. The increase in deposits was primarily due to a $4.6 million, or 11.3% increase in certificate of deposit accounts and a $2.3 million, or 30.5% increase in NOW checking accounts, partially offset by decreases in money market deposit accounts of $2.6 million, or 12.1%, decreases in savings accounts of $1.1 million, or 7.6% and decreases in demand deposit accounts of $382,000 or 3.4%. Short-term borrowings from the Federal Home Loan Bank (FHLB) decreased $6.8 million, or 30.3%, while long-term advances from the FHLB increased $7.0 million, or 24.2%, reflecting the Company's continued efforts to extend its liabilities in the current inverted yield curve environment.

      Total stockholders' equity decreased $652,000 or 3.5% to $18.0 million at September 30, 2006, from $18.7 million at June 30, 2006, primarily due to the repurchase of 78,000 shares of the Company's stock at a cost of $751,000. Accumulated other comprehensive loss decreased $166,000 to $164,000 at September 30, 2006, from $330,000 at June 30, 2006, reflecting $259,000 in net unrealized losses on securities available for sale at September 30, 2006. The net unrealized losses on securities available for sale were attributable to changes in market interest rates and are not considered by management to be other than temporary.

Comparison of Operating Results for the Three Months Ended September 30, 2006 and 2005

      General. The net loss for the three months ended September 30, 2006 was $86,000, or $.03 per basic and diluted share, compared to net income of $34,000, or $.01 per basic and diluted share for the three months ended September 30, 2005. The decrease in net income was primarily due to an increase in non-interest expense and a decrease in net interest income, partially offset by an increase in non-interest income.

      Interest Income. Interest income increased by $331,000, or 17.0%, to $2.3 million for the three months ended September 30, 2006, from $2.0 million for the three months ended September 30, 2005. The increase resulted primarily from an increase of $319,000, or 20.0%, in interest income on loans receivable and an increase of $34,000, or 10.3%, in interest and dividend income on securities. Additionally, the increase in interest income reflected a $7.9 million, or 5.2%, increase in the average balance of interest-earning assets for the three months ended September 30, 2006 to $159.2 million from $151.4 million for the three months ended September 30, 2005. Also contributing to the increase in interest income was the 57 basis point increase in the average yield on interest-earning assets to 5.74% for the three months ended September 30, 2006 from 5.17% for the three months ended September 30, 2005.

      Interest income on loans receivable increased $319,000, or 20.0%, to $1.9 million for the three months ended September 30, 2006, from $1.6 million for the three months ended September 30, 2005. The increase was due to the increase in the average balance of loans receivable of $14.4 million, or 12.4%, to $131.1 million for the three months ended September 30, 2006 from $116.7 million for the three months ended September 30, 2005. Average loan yields increased 37 basis points to 5.84% for the three months ended September 30, 2006 from 5.47% for the three months ended September 30, 2005.

      Interest and dividend income on investment securities increased $34,000, or 10.3% to $365,000 for the three months ended September 30, 2006, from $331,000 for the three months ended September 30, 2005. The interest and dividend income on investment securities for the three months ended September 30, 2006 included a $39,000 dividend payment on the Company's FHLB stock, related to the quarter ended June 30, 2006, caused by a timing change of when the FHLB dividend was declared. The average balance of investment securities decreased $3.5 million, or 11.2%, to $27.5 million from $31.0 million for the same period in 2005. The average yield on investment securities increased 103 basis point to 5.30% for the three months ended September 30, 2006, from 4.27% for the three months ended September 30, 2005.

      Interest Expense. Interest expense increased $409,000, or 47.0%, to $1.3 million for the three months ended September 30, 2006, from $872,000 for the three months ended September 30, 2005. The increase in interest expense was primarily due to a 98 basis point increase in the average cost to 3.69% for the three months ended September 30, 2006, from 2.71% for the same period in 2005, and the $10.3 million, or 8.0%, increase in the average balance of interest-bearing liabilities to $139.0 million for the three months ended September 30, 2006, from $128.7 million for the same period in 2005.

      Interest expense on interest-bearing deposits increased $244,000, or 60.0%, to $652,000 for the three months ended September 30, 2006, from $408,000 for the same period in 2005. The increase was primarily due to a 96 basis point increase in the average cost of interest-bearing deposits to 3.02% for the three months ended September 30, 2006, from 2.06% for the same period in 2005. The average balance of interest-bearing deposits increased $7.3 million or 9.2% for the three months ended September 30, 2006, to $86.4 million from $79.1 million for the same period in 2005. Additionally, interest expense on FHLB short-term borrowings and long-term advances increased $165,000, or 35.7%, due to a $3.0 million or 6.3% increase in the average balance of borrowings and advances for the three months ended September 30, 2006, to $51.7 million, from $48.7 million for the same period in 2005, and by a 106 basis point increase in the average cost of the borrowings and advances to 4.85% for the three months ended September 30, 2006, from 3.79% for the same period in 2005.

      Net Interest Income. Net interest income decreased $78,000, or 7.2%, to $1.0 million for the three months ended September 30, 2006, from $1.1 million for the same period in 2005. The decrease in net interest income was the result of a 33 basis point decrease in net interest margin to 2.53% for the three months ended September 30, 2006, from 2.86% for the same period ended 2005, and by the $2.4 million, or 10.5%, decrease in net average interest-earning assets to $20.3 million for the three months ended September 30, 2006, from $22.6 million for the same period in 2005.

      Provision for Loan Losses. The provision for loan losses for the three months ended September 30, 2006 was $64,000, compared to a provision of $33,000 for the three months ended September 30, 2005. The allowance for loan losses was $1.1 million or 0.81% of net loans outstanding at September 30, 2006, as compared to $917,000, or 0.78% of net loans outstanding at September 30, 2005.

      Non-interest Income. Non-interest income increased $66,000, or 59.5%, to $175,000 for the three months ended September 30, 2006, from $109,000 for the same period in 2005. The increase in non-interest income was primarily due to an increase in overdraft fees generated from our overdraft privilege program. Overdraft fees increased $54,000, or 171.6% to $86,000 for the three months ended September 30, 2006, from $32,000 for the same period ended 2005.

      Non-interest Expense. Non-interest expense increased $138,000, or 12.5%, to $1.2 million for the three months ended September 30, 2006, from $1.1 million for the three months ended September 30, 2005. The increase in non-interest expense was primarily due to increases in salary, benefit and occupancy expense related to the North Andover, Massachusetts office, which was opened on December 5, 2005 and current period expenses related to recruitment and severance payments. Salaries and employee benefits increased $33,000, or 5.0%, which included $20,000 in severance payments for departed employees and reflected additional personnel and associated benefits for the North Andover office. Occupancy and equipment expenses increased $37,000, or 22.1%, primarily due to increases related to the North Andover office. Professional fees decreased $17,000 or 19.5% to $68,000 for the three months ended September 30, 2006, from $85,000 for the three months ended September 30, 2005. Data processing expense increased $20,000 or 34.3% to $77,000. Other general and administrative expenses increased $63,000, or 46.1%, to $198,000 for the three months ended September 30, 2006, from $135,000 from the three months ended September 30, 2005, primarily due to recruitment expense of $53,000, as the company began a retained executive search for a chief loan officer.

      Income Taxes. The loss before income taxes of $131,000 for the three months ended September 30, 2006 resulted in an income tax benefit of $45,000 for the three months ended September 30, 2006, compared to income before income taxes of $50,000 and a provision for income taxes of $16,000 for the three months ended September 30, 2005. The effective tax rates for the three months ended September 30, 2006 and 2005 were 34.1% and 32.6%, respectively.

      Average Balance. The following table sets forth certain information regarding the Company's average balance sheet for the periods indicated, including the average yields on its interest-earning assets and the average costs of its interest-bearing liabilities. Average yields are calculated by dividing the interest income produced by the average balance of interest-bearing assets. Average costs are calculated by dividing the interest expense produced by the average balance of interest-bearing liabilities. The average balances for the period are derived from average balances that are calculated daily. The average yields and costs include fees that are considered adjustments to such average yields and costs.

                                                                                 Three Months Ended September 30,
                                              At September 30,    -----------------------------------------------------------------
                                                   2006                          2006                             2005
                                           ---------------------  -------------------------------  --------------------------------
                                                        Weighted    Average                          Average
                                           Outstanding  Average   Outstanding              Yield/  Outstanding               Yield/
                                             Balance      Rate      Balance    Interest     Rate     Balance    Interest      Rate
                                           ----------   -------   -----------  --------    ------  -----------  --------     ------
                                                                            (Dollars in thousands)
Interest-earning assets:
   Loans                                     $131,520     5.89%    $131,107    $  1,914     5.84%    $116,668    $  1,595     5.47%
   Investment securities (1)                   26,973     4.47%      27,542         365     5.30%      31,014         331     4.27%
   Interest-earning deposits                    2,452     5.24%         598           8     5.35%       3,671          30     3.27%
                                             --------              --------    --------              --------    --------
      Total interest-earning assets           160,945     5.65%     159,247       2,287     5.74%     151,353       1,956     5.17%
   Non-interest-earning assets                  9,610                 9,424          --                 8,616          --
                                             --------              --------    --------              --------    --------
   Total assets                              $170,555              $168,671       2,287              $159,969       1,956
                                             ========              ========    ========              ========    ========

Interest-bearing liabilities:
   Savings deposits                            13,868     0.29%    $ 14,465          15     0.41%    $ 19,491          15     0.31%
   NOW accounts                                 9,871     0.99%       7,970          22     1.10%       5,169           1     0.08%
   Money market accounts                       19,075     3.04%      20,646         156     3.02%      20,526         102     1.99%
   Certificates of deposit                     45,629     4.33%      43,357         459     4.23%      33,950         290     3.42%
                                             --------              --------    --------              --------    --------
      Total interest-bearing deposits          88,443     3.05%      86,438         652     3.02%      79,136         408     2.06%
   FHLB advances                               51,459     4.78%      51,744         627     4.85%      48,697         462     3.79%
   Repurchase agreements                          821     1.00%         810           2     0.99%         880           2     0.91%
                                             --------              --------    --------              --------    --------
      Total interest-bearing liabilities     $140,723     3.67%    $138,992       1,281     3.69%    $128,713         872     2.71%
Non-interest-bearing liabilities:
   Demand deposits                             10,903                10,372                            10,404
   Other non-interest-bearing liabilities         922                   743                             1,490
Total Liabilities                             152,548               150,107                           140,607
   Stockholders' Equity                        18,007                18,564                            19,362
                                             --------              --------                          --------
      Total liabilities and equity           $170,555              $168,671                          $159,969
                                             ========              ========                          ========

Net interest income                                                            $  1,006                          $  1,084
                                                                               ========                          ========
Net interest rate spread (2)                              1.98%                             2.06%                             2.46%
Net interest-earning assets (3)              $ 20,222              $ 20,255                          $ 22,640
                                             ========              ========                          ========
Net interest margin (4)                                                                     2.53%                             2.86%
Average of interest-earning
   assets to interest-bearing
    liabilitities                                       114.37%                           114.57%                           117.59%

(1)   Consists entirely of taxable investment securities.

(2) Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3) Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(4) Net interest margin represents net interest income divided by average total interest-earning assets.

      Rate/Volume Analysis. The following table presents the effects of changing rates and volumes on our net interest income for the periods indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately, based on the changes due to rate and the changes due to volume.

                                        Three Months Ended September 30,
                                                  2006 vs. 2005
            -------------------------------------------------------------------------------------
                                         Increase (Decrease) Due To                       Total
                                                                                        Increase
                                                                                       (Decrease)
                                                         Volume           Rate            Rate
                                                      -----------     -----------     -----------
            Interest-earning assets:
            Loans                                     $       197     $       122     $       319
            Investment securities                             (37)             71              34
            Interest-earning deposits                         (25)              3             (22)
                                                      -----------     -----------     -----------

                 Total interest-earning assets                135             196             331
                                                      -----------     -----------     -----------

            Interest-bearing liabilities:
            Savings deposits                                   (4)              4              --
            NOW                                                 1              20              21
            Money market                                        1              53              54
            CDs                                                80              89             169
                                                      -----------     -----------     -----------
            Total deposits                                     78             166             244
            FHLB advances                                      29             136             165
            Repurchase agreements                              --              --              --
                                                      -----------     -----------     -----------
                Total interest-bearing liabilities            107             302             409

                                                      -----------     -----------     -----------
            Change in net interest income             $        28     $      (106)    $       (78)
                                                      ===========     ===========     ===========

      Liquidity and Capital Resources. Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments and maturities and sales of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

      We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities, and (4) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short- and intermediate-term securities.

      Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2006, cash and cash equivalents totaled $5.3 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $14.7 million at September 30, 2006. In addition, at September 30, 2006, we had the ability to borrow a total of approximately $65.5 million from the FHLB. On that date, we had $51.5 million in advances outstanding. Our policies also allow for access to the brokered certificates of deposit market for up to 10.0% of total assets, or $17.1 million. At September 30, 2006 the Company held $2.0 million in brokered certificates of deposit.

      At September 30, 2006, we had $1.7 million in loan commitments outstanding. In addition to commitments to originate loans, we had $15.7 million in unadvanced funds to borrowers. Certificates of deposit due within one year of September 30, 2006 totaled $33.0 million, or 33.2% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and FHLB borrowings and advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2006. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

      We have no material commitments or demands that are likely to affect our liquidity other than set forth below. In the event loan demand were to increase at a pace greater than expected, or any unforeseen demand or commitment were to occur, we would access our borrowing capacity with the FHLB.

      Our primary investing activities are the origination of loans and the purchase of securities. During the three months ended September 30, 2006, we originated $ 6.2 million of loans. During the three months ended September 30, 2005, we originated $10.6 million of loans and purchased $3.0 million of securities.

      Financing activities consist primarily of activity in deposit accounts and FHLB borrowings and advances. We experienced a net increase in total deposits of $2.8 million and a net decrease of $507,000 for the three months ended September 30, 2006 and 2005, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive. In addition, since our conversion to a federally chartered savings bank, we no longer have excess deposit insurance coverage, which was provided to us, as a Massachusetts savings bank, through the Depositors Insurance Fund. We do not anticipate any material run-off of deposits due to the loss of this excess deposit insurance coverage.

      FHLB borrowings and advances reflected net increases of $238,000 and $3.5 million during the three months ended September 30, 2006 and 2005, respectively. FHLB borrowings and advances have primarily been used to fund loan demand and purchase securities.

      The Bank is subject to various regulatory capital requirements including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2006, the Bank exceeded all of its regulatory capital requirements and is considered "well capitalized" under regulatory guidelines.

      Off-Balance Sheet Arrangements .In addition to the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used primarily to manage customers' requests for funding and take the form of loan commitments, lines of credit, and letters of credit.

      For the three months ended September 30, 2006, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

            Not applicable

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

            a)    Not applicable

            b)    Not applicable

            c) The following table presents a summary of the Company's share repurchases during the quarter ended September 30, 2006.

                                                                                                                       Maximum
                                                                                        Total Number of Shares     Number of Shares
                                                                                         Purchased as Part of      That May Yet be
                                                    Total Number of     Average Price    Publicly Announced      Purchased Under the
                           Period                  Shares Purchased    Paid Per Share        Program (1)              Program (1)
            ------------------------------------------------------------------------------------------------------------------------
            July 1 through July 31, 2006                    0               $0.00                 0                   138,863
            August 1through August 31, 2006               78,000            $9.62               78,000                 60,863
            September 1 through September 30, 2006          0               $0.00               78,000                 60,863

            (1) On July 31, 2006 the Company announced that its Board of Directors had authorized a stock repurchase program pursuant to which the Company intends to purchase up to 5% of its issued and outstanding shares, or up to 138,863 shares.

Item 3.     Defaults Upon Senior Securities

            Not applicable

Item 4.     Submission of Matters to a Vote of Security Holders

            Not applicable

Item 5.     Other Information

            Not applicable

Item 6.  Exhibits

             3.2  Bylaws of Georgetown Bancorp, Inc.

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

                                  GEORGETOWN BANCORP, INC.
                                         (Registrant)


Date: November 10, 2006           /s/ Robert E. Balletto
                                  ------------------------------------------
                                  Robert E. Balletto
                                  President and Chief Executive Officer
                                  (Principal Executive Officer)


                                  /s/ Joseph W. Kennedy
                                  ------------------------------------------
                                  Joseph W. Kennedy
                                  Senior Vice President, Treasurer and
                                  Chief Financial Officer
                                  (Principal Accounting and Financial Officer)