Form 10QSB
period 2006-12-31
Georgetown Bancorp, Inc.
filed 2007-02-14
CIK 1302709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date: Common Stock, $0.10 par value, 2,699,250 shares outstanding as of February 12, 2007

Transitional Small Business Disclosure Format:  YES ☐  NO ☒

Form 10-QSB
GEORGETOWN BANCORP, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

GEORGETOWN BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
------------------------------------------------------------
(unaudited)
ASSETS

	At	At
	December 31,	June 30,
	2006	2006
	(In thousands)	(In thousands)
Cash and due from banks	$3,426	$3,257
Short-term investments	217	720
Total cash and cash equivalents	3,643	3,977

Securities available for sale, at fair value	14,269	15,465
Securities held to maturity, at amortized cost	8,951	9,823
Federal Home Loan Bank stock, at cost	2,905	2,905
Loans, net of allowance for loan losses of $1,111,000
at December 31, 2006 and $1,016,000 at June 30, 2006	126,808	128,778
Premises and equipment	5,018	5,230
Accrued interest receivable	666	674
Bank-owned life insurance	1,374	1,211
Other assets	760	852

Total assets	$164,394	$168,915

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits	$94,437	$96,571
Short-term borrowings	15,250	22,300
Long-term Federal Home Loan Bank advances	35,397	28,921
Securities sold under agreements to repurchase	711	762
Mortgagors' escrow accounts	293	289
Accrued expenses and other liabilities	346	1,413
Total liabilities	146,434	150,256

Commitments and Contingencies	-	-

Stockholders' equity:
Preferred stock, $0.10 par value per share: 1,000,000
shares authorized; none outstanding	-	-
Common Stock, $0.10 par value per share: 10,000,000
shares authorized; 2,777,250 shares issued, 2,699,250 and	278	278
2,777,250 shares outstanding at December 31, 2006
and June 30,2006, respectively
Additional paid-in capital	11,452	11,452
Retained earnings	7,808	7,996
Accumulated other comprehensive loss	(131)	(330)
Treasury stock, at cost (78,000 shares at December 31, 2006)	(751)	-
Unearned compensation - ESOP	(696)	(737)
Total stockholders' equity	17,960	18,659

Total liabilities and stockholders' equity	$164,394	$168,915

See notes to condensed consolidated financial statements.

GEORGETOWN BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
------------------------------------------------
(unaudited)

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2006	2005	2006	2005
	(In thousands, except share data)		(In thousands, except share data)
Interest and dividend income:
Loans, including fees	$1,892	$1,633	$3,806	$3,228
Investment interest and dividends	312	349	677	680
Short-term investments	13	30	21	60
Total interest and dividend income	2,217	2,012	4,504	3,968

Interest expense:
Deposits	662	451	1,314	859
Short-term borrowings	199	281	493	551
Long-term Federal Home Loan Bank advances	414	239	747	431
Securities sold under agreements to repurchase	2	2	4	4
Total interest expense	1,277	973	2,558	1,845

Net interest income	940	1,039	1,946	2,123
Provision for loan losses	41	25	105	58
Net interest income, after provision for loan losses	899	1,014	1,841	2,065

Non-interest income:
Customer service fees	139	90	295	182
Income from bank-owned life insurance	16	12	27	23
Other	7	5	15	11
Total non-interest income	162	107	337	216

Non-interest expenses:
Salaries and employee benefits	642	626	1,328	1,279
Occupancy and equipment expenses	201	172	408	342
Data processing expenses	71	66	148	123
Professional fees	94	112	162	197
Advertising expense	47	91	59	101
Other general and administrative expenses	153	145	351	280
Total non-interest expenses	1,208	1,212	2,456	2,322

Loss before income taxes	(147)	(91)	(278)	(41)

Income tax benefit	(48)	(34)	(93)	(18)

Net loss	$(99)	$(57)	$(185)	$(23)

Net loss per share:
Basic and diluted	($0.04)	($0.02)	($0.07)	($0.01)

Basic and diluted weighted average shares outstanding	2,628,348	2,698,407	2,651,593	2,697,572

See notes to condensed consolidated financial statements.

GEORGETOWN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
-------------------------------------------------------------
(In thousands, except share data)
(unaudited)
				Accumulated
		Additional		Other	Treasury
	Common	Paid-in	Retained	Comprehensive	Stock		Unearned
	Stock	Capital	Earnings	Income (Loss)	Shares	Amount	Compensation	Total
	(In thousands)

Balance at June 30, 2005	$278	$11,452	$8,383	$(17)	-	$-	$(811)	$19,285

Comprehensive income (loss):
Net income			(23)					(23)
Change in unrealized gain (loss)
on securities available for sale,
net of reclassification adjustments
and tax effects				(180)				(180)

Total comprehensive income (loss)								(203)

Common stock held by ESOP committed to
be allocated (22,229 shares)	-	-	(2)	-			33	31

Balance at December 31, 2005	$278	$11,452	$8,358	$(197)	-	$-	$(778)	19,113

Balance at June 30, 2006	$278	$11,452	$7,996	$(330)	-	$-	$(737)	$18,659

Comprehensive income (loss):
Net income			(185)					(185)
Change in unrealized gain (loss)
on securities available for sale,
net of reclassification adjustments
and tax effects				199				199
Total comprehensive income (loss)								14

Teasury stock purchased					78,000	(751)		(751)

Common stock held by ESOP committed to
to be allocated (8,193 shares)			(3)				41	38

Balance at December 31, 2006	$278	$11,452	$7,808	$(131)	78,000	$(751)	$(696)	$17,960

See notes to condensed consolidated financial statements.

GEORGETOWN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------
(unaudited)
	Six Months Ended
	December 31,	December 31,
	2006	2005
	(In thousands)	(In thousands)
Cash flows from operating activities:
Net loss	$(185)	$(23)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Provision for loan losses	105	58
Accretion of securities, net	(24)	(25)
Accretion of deferred loan costs	(36)	(32)
Depreciation and amortization expense	231	200
Decrease (increase) in accrued interest receivable	8	(51)
Income from bank-owned life insurance	(27)	(23)
ESOP compensation expense	38	31
Other, net	(1,230)	(94)
Net cash (used by) provided by operating activities	(1,120)	41

Cash flows from investing activities:
Activity in available-for-sale securities:
Maturities, prepayments and calls	1,529	2,262
Purchases	-	(3,500)
Activity in held-to-maturity securities:
Maturities, prepayments and calls	881	1,700
Purchase of Federal Home Loan Bank stock	-	(228)
Loan originations, net of amortization and payoffs	1,901	(3,689)
Purchase of premises and equipment	(19)	(712)
Net cash provided by (used by) investing activities	4,292	(4,167)

Continued

GEORGETOWN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------
(unaudited)
(continued)

	Six Months Ended
	December 31,	December 31,
	2006	2005
	(In thousands)	(In thousands)
Cash flows from financing activities:
Net (decrease) increase in deposits	(2,134)	1,119
Net decrease in securities sold under agreements
to repurchase	(51)	(310)
Net change in borrowings with maturities of three
months or less	300	(16,523)
Proceeds of Federal Home Loan Bank advances
with maturities greater than three months	15,000	28,050
Repayments of Federal Home Loan Bank advances
with maturities greater than three months	(15,874)	(6,750)
Treasury stock purchased	(751)	-
Net change in mortgagors' escrow accounts	4	38
Net cash (used by) provided by financing activities	(3,506)	5,624

Net change in cash and cash equivalents	(334)	1,498

Cash and cash equivalents at beginning of year	3,977	5,078

Cash and cash equivalents at end of year	$3,643	$6,576

Supplementary information:
Interest paid on deposit accounts	$1,311	$859
Interest paid on Federal Home Loan Bank advances	1,227	982
Interest paid on securities sold under agreement
to repurchase	4	4
Income taxes paid, net of refunds	(62)	(9)

See notes to condensed consolidated financial statements.

GEORGETOWN BANCORP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Basis of Presentation

The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-QSB and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three and six-month period ended December 31, 2006 are not necessarily indicative of the results that may be expected for the entire fiscal year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the 2006 Consolidated Financial Statements presented in the Company’s Annual Report on Form 10-KSB filed at the Securities and Exchange Commission on September 28, 2006. The consolidated financial statements include the accounts of Georgetown Savings Bank (the “Bank”) and its wholly owned subsidiary, Georgetown Securities Corporation, which engages in the buying, selling and holding of securities. All significant inter-company balances and transactions have been eliminated in consolidation.

(2)	Critical Accounting Policies

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

(3)	Net (Loss) Income Per Common Share

Basic and diluted net (loss) income per common share (EPS) represents the loss or income to common stockholders divided by the weighted average number of common shares outstanding. Employee stock ownership plan (ESOP) shares, which are committed to be released, are considered outstanding for basic and diluted EPS.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	December 31, 2006	December 31, 2005	December 31, 2006	December 31, 2005

Net loss attributable to common stockholders	($99,000)	($57,000)	($185,000)	($23,000)

Basic potential common shares:
Weighted average shares outstanding	2,699,250	2,777,250	2,723,522	2,777,250
Weighted average unallocated ESOP shares	(70,902)	(78,843)	(71,929)	(79,678)
Basic weighted average shares outstanding	2,628,348	2,698,407	2,651,593	2,697,572

Dilutive potential common shares	----	----	----	----

Dilutive weighted average shares outstanding	2,628,348	2,698,407	2,651,593	2,697,572

Basic and diluted EPS	($0.04)	($0.02)	($0.07)	($0.01)

(4)	Mutual Holding Company Reorganization and Minority Stock Issuance

In conjunction with its reorganization into the mutual holding company structure, on January 5, 2005, the Bank (i) converted to a stock savings bank as the successor to the Bank in its mutual form; (ii) organized the Company as a federally-chartered corporation that owns 100% of the common stock of the Bank (in stock form); and (iii) organized Georgetown Bancorp, MHC as a federally-chartered mutual holding company that owned 56.6% of the Common Stock of the Company as of December 31, 2006.

(5)	Impact of Recent Accounting Pronouncements

In July 2006, the FASB issued Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is not expected to have a material impact on the Company’s consolidated financial statements.

Item 2.    Management’s Discussion and Analysis or Plan of Operation

This document may contain certain forward-looking statements, such as statements of the Company’s or the Bank’s plans, objectives, expectations, estimates and intentions. Forward-looking statements may be identified by the use of words such as “expects,” “subject,” “believe,” “will,” “intends,” “will be” or “would.” These statements are subject to change based on various important factors (some of which are beyond the Company’s or the Bank’s control) and actual results may differ materially. Accordingly, readers should not place undue reliance on any forward-looking statements, which reflect management’s analysis of factors only as of the date of which they are given. These factors include general economic conditions, trends in interest rates, the ability of our borrowers to repay their loans, the ability of the Company or the Bank to effectively manage its growth, and results of regulatory examinations, among other factors. The foregoing list of important factors is not exclusive. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including Current Reports on Form 8-K.

Except as required by applicable law and regulation, the Company does not undertake - and specifically disclaims any obligation - to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Overview

The Company’s results of operations depend primarily on net interest and dividend income, which is the difference between the interest and dividend income earned on its interest-earning assets, such as loans and securities, and the interest expense on its interest-bearing liabilities, such as deposits and borrowings. The Company also generates non-interest income, primarily from fees and service charges. Gains on sales of loans and securities are added sources of non-interest income. The Company’s non-interest expense primarily consists of employee compensation and benefits, occupancy and equipment expense, advertising, data processing, professional fees and other operating expenses.

Comparison of Financial Condition at December 31, 2006 and June 30, 2006

Total assets decreased by $4.5 million, or 2.7%, to $164.4 million at December 31, 2006, from $168.9 million at June 30, 2006. The decrease in total assets resulted primarily from decreases in net loans receivable, investment securities and short-term investments. Net loans receivable decreased $2.0 million, or 1.5%, to $126.8 million at December 31, 2006, from $128.8 million at June 30, 2006, primarily due to a $4.2 million or 43.9% decrease in construction loans, which completed their construction phase and were paid off, partially offset by a $2.4 million or 20.6% increase in commercial real estate loans. Investment securities available for sale decreased $1.2 million, or 7.7%, to $14.3 million at December 31, 2006, from $15.5 million at June 30, 2006. Investment securities held to maturity decreased $871,000, or 8.9%, to $9.0 million at December 31, 2006, from $9.8 million at June 30, 2006. Short-term investments decreased $503,000 or 70.0%, to $217,000 at December 31, 2006, from $720,000 at June 30, 2006. Cash flows from the short-term investments and the investment security portfolio were primarily used to pay off a $2.0 million maturing brokered certificate of deposit and fund the repurchase of Company shares. Total earning assets decreased $4.4 million, or 2.8% to $154.3 million at December 31, 2006, from $158.7 million at June 30, 2006.

Total deposits decreased by $2.1 million, or 2.2%, to $94.4 million at December 31, 2006, from $96.6 million at June 30, 2006. The decrease in deposits was primarily due to the pay off of a $2.0 million brokered certificate of deposit, as increases in retail certificates of deposit and NOW accounts were offset by decreases in money market and savings accounts. Retail certificates of deposit increased $2.0 million, or 5.0% and NOW checking accounts increased $1.2 million, or 14.7%, offset by decreases in money market deposit accounts of $2.1 million, or 9.7%, and savings account decreases of $1.8 million, or 12.1%. Short-term borrowings from the Federal Home Loan Bank (FHLB) decreased $7.1 million, or 31.6%, while long-term advances from the FHLB increased $6.4 million, or 22.4%, reflecting the Company’s continued efforts to extend its liabilities in the current inverted yield curve environment.

Total stockholders’ equity decreased $699,000 or 3.8% to $18.0 million at December 31, 2006, from $18.7 million at June 30, 2006, primarily due to the repurchase of 78,000 shares of the Company’s stock at a cost of $751,000. Accumulated other comprehensive loss decreased $199,000 to $131,000 at December 31, 2006, from $330,000 at June 30, 2006, reflecting $206,000 in net unrealized losses on securities available for sale at December 31, 2006. The net unrealized losses on securities available for sale were attributable to changes in market interest rates and were not considered by management to be other than temporary.

Comparison of Operating Results for the Three Months Ended December 31, 2006 and 2005

General. The net loss for the three months ended December 31, 2006 was $99,000, or $.04 per basic and diluted share, compared to a net loss of $57,000, or $.02 per basic and diluted share for the three months ended December 31, 2005. The increase in the net loss was primarily due to a decrease in net interest income and an increase in the provision for loan losses, partially offset by an increase in non-interest income.

Interest Income. Interest income increased by $205,000, or 10.2%, to $2.2 million for the three months ended December 31, 2006, from $2.0 million for the three months ended December 31, 2005. The increase resulted primarily from an increase of $259,000, or 15.9%, in interest income on loans receivable, partially offset by a decrease of $37,000, or 10.7%, in interest and dividend income on securities and a decrease of 17,000, or 55.4% in interest income on short-term investments. Additionally, the increase in interest income reflected a $2.9 million, or 1.9%, increase in the average balance of interest-earning assets for the three months ended December 31, 2006 to $156.4 million from $153.5 million for the three months ended December 31, 2005. Also contributing to the increase in interest income was the 43 basis point increase in the average yield on interest-earning assets to 5.67% for the three months ended December 31, 2006 from 5.24% for the three months ended December 31, 2005.

Interest income on loans receivable increased $259,000, or 15.9%, to $1.9 million for the three months ended December 31, 2006, from $1.6 million for the three months ended December 31, 2005. The increase was due to the increase in the average balance of loans receivable of $10.6 million, or 8.95%, to $128.8 million for the three months ended December 31, 2006 from $118.2 million for the three months ended December 31, 2005. Average loan yields increased 35 basis points to 5.88% for the three months ended December 31, 2006 from 5.53% for the three months ended December 31, 2005.

Interest and dividend income on investment securities decreased $37,000, or 10.7% to $312,000 for the three months ended December 31, 2006, from $349,000 for the three months ended December 31, 2005. The decrease in income reflected management’s use of investment security cash flows to fund deposit outflow and loan demand. The average balance of investment securities decreased $5.5 million, or 17.2%, to $26.6 million from $32.1 million for the same period in 2005. The average yield on investment securities increased 34 basis points to 4.69% for the three months ended December 31, 2006, from 4.35% for the three months ended December 31, 2005.

Interest Expense. Interest expense increased $304,000, or 31.2%, to $1.3 million for the three months ended December 31, 2006, from $973,000 for the three months ended December 31, 2005. The increase in interest expense was primarily due to a 79 basis point increase in the average cost to 3.76% for the three months ended December 31, 2006, from 2.97% for the same period in 2005, and the $4.9 million, or 3.7%, increase in the average balance of interest-bearing liabilities to $136.0 million for the three months ended December 31, 2006, from $131.1 million for the same period in 2005.

Interest expense on interest-bearing deposits increased $211,000, or 46.7%, to $662,000 for the three months ended December 31, 2006, from $451,000 for the same period in 2005. The increase was primarily due to an 85 basis point increase in the average cost of interest-bearing deposits to 3.11% for the three months ended December 31, 2006, from 2.26% for the same period in 2005. The average balance of interest-bearing deposits increased $5.6 million or 7.1% for the three months ended December 31, 2006, to $85.3 million from $79.6 million for the same period in 2005. Additionally, interest expense on FHLB short-term borrowings and long-term advances increased $93,000, or 18.0%, primarily due to an 80 basis point increase in the average cost of the borrowings and advances to 4.91% for the three months ended December 31, 2006, from 4.11% for the same period in 2005, offset by a $722,000 or 1.4% decrease in the average balance of borrowings and advances for the three months ended December 31, 2006, to $49.9 million, from $50.7 million for the same period in 2005.

Net Interest Income. Net interest income decreased $99,000, or 9.5%, to $940,000 for the three months ended December 31, 2006, from $1.0 million for the same period in 2005. The decrease in net interest income was the result of a 31 basis point decrease in net interest margin to 2.40% for the three months ended December 31, 2006, from 2.71% for the same period ended 2005, and by the $2.0 million, or 8.9%, decrease in net average interest-earning assets to $20.4 million for the three months ended December 31, 2006, from $22.4 million for the same period in 2005.

Provision for Loan Losses. The provision for loan losses for the three months ended December 31, 2006 was $41,000, compared to a provision of $25,000 for the three months ended December 31, 2005. The allowance for loan losses was $1.1 million or 0.87% of net loans outstanding at December 31, 2006, as compared to $944,000, or 0.79% of net loans outstanding at December 31, 2005.

Non-interest Income. Non-interest income increased $55,000, or 51.9%, to $162,000 for the three months ended December 31, 2006, from $107,000 for the same period in 2005. The increase in non-interest income was primarily due to an increase in overdraft fees generated from our overdraft privilege program, partially offset by a decrease in income from our financial services program. Overdraft fees increased $62,000, or 199.8% to $93,000 for the three months ended December 31, 2006, from $31,000 for the same period ended 2005. Income from our financial services program decreased $12,000 or 95.0% to $1,000 for the three months ended December 31, 2006, from $13,000 for the same period ended 2005, reflecting the departure of the operating manager of the program. Management is currently reviewing its options for the program.

Non-interest Expense. Non-interest expense decreased $4,000, or 0.3%, to $1.2 million for the three months ended December 31, 2006. The decrease in non-interest expense was primarily due to a reduction in advertising expense, reflecting branch opening expenditures in 2005, partially offset by current period expense related to personnel restructurings. Salary and benefit expense increased $16,000, or 2.6% primarily due to $34,000 in personnel restructuring expense and expenses related to the North Andover, Massachusetts office, which was opened on December 5, 2005, offset by a reduction in directors’ fees of $28,000, or 50.0%. Occupancy and equipment expenses increased $29,000, or 16.6%, primarily due to increases related to the North Andover office. Data processing expense increased $5,000 or 6.8% to $71,000. Professional fees decreased $18,000 or 15.5% to $94,000 for the three months ended December 31, 2006, from $112,000 for the three months ended December 31, 2005. Advertising expense decreased $44,000 or 48.4% to $47,000 for the three months ended December 31, 2006, from $91,000 for the three months ended December 31, 2005. Other general and administrative expenses increased $8,000, or 5.9%, to $153,000 for the three months ended December 31, 2006, from $145,000 from the three months ended December 31, 2005, primarily due to $18,000 in expense associated with our overdraft privilege program, partially offset by a $13,000, or 50.3% decrease in supplies expense, reflecting branch opening expenditures related to the North Andover office.

Income Taxes. The loss before income taxes of $147,000 and $91,000 for the three months ended December 31, 2006 and 2005 respectively, resulted in an income tax benefit of $48,000 and $34,000 for the three months ended December 31, 2006 and 2005 respectively. The effective tax rates for the three months ended December 31, 2006 and 2005 were 32.7% and 37.4%, respectively.

Average Balance. The following table sets forth certain information regarding the Company’s average balance sheet for the periods indicated, including the average yields on its interest-earning assets and the average costs of its interest-bearing liabilities. Average yields are calculated by dividing the interest income produced by the average balance of interest-bearing assets. Average costs are calculated by dividing the interest expense produced by the average balance of interest-bearing liabilities. The average balances for the period are derived from average balances that are calculated daily. The average yields and costs include fees that are considered adjustments to such average yields and costs.

	At December 31,		Three Months Ended December 31,
	2006		2006			2005
		Weighted	Average			Average
	Outstanding	Average	Outstanding		Yield/	Outstanding		Yield/
	Balance	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)

Interest-earning assets:
Loans	$127,919	5.92%	$128,760	$1,892	5.88%	$118,185	$1,633	5.53%
Investment securities	26,125	4.50%	26,591	312	4.69%	32,126	349	4.35%
Interest-earning deposits	217	5.07%	1,020	13	5.10%	3,188	30	3.76%
Total interest-earning assets	154,261	5.68%	156,371	2,217	5.67%	153,499	2,012	5.24%
Non-interest-earning assets	10,133		9,224	-		9,003	-
Total assets	$164,394		$165,595	2,217		$162,502	2,012

Interest-bearing liabilities:
Savings deposits	13,195	0.31%	$13,296	10	0.30%	$17,942	14	0.31%
NOW accounts	8,675	1.27%	8,661	31	1.43%	5,720	6	0.42%
Money market accounts	19,600	3.14%	19,784	155	3.13%	22,761	132	2.32%
Certificates of deposit	40,960	4.35%	43,511	466	4.28%	33,214	299	3.60%
Total interest-bearing deposits	82,430	3.09%	85,252	662	3.11%	79,637	451	2.26%
FHLB advances	50,647	4.82%	49,947	613	4.91%	50,669	520	4.11%
Repurchase agreements	711	1.00%	778	2	1.03%	798	2	1.00%
Total interest-bearing liabilities	$133,788	3.74%	$135,977	1,277	3.76%	$131,104	973	2.97%
Non-interest-bearing liabilities:
Demand deposits	12,007		11,117			10,611
Other non-interest-bearing liabilities	639		412			1,505
Total Liabilities	146,434		147,506			143,220
Stockholders' Equity	17,960		18,089			19,282
Total liabilities and equity	$164,394		$165,595			$162,502

Net interest income				$940			$1,039
Net interest rate spread		1.95%			1.91%			2.27%
Net interest-earning assets	$20,473		$20,394			$22,395
Net interest margin					2.40%			2.71%
Average of interest-earning
assets to interest-bearing
liabilitities		115.30%			115.00%			117.08%

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

	Three Months Ended December 31,
	2006 vs. 2005

			Total
	Increase (Decrease) Due To:		Increase
	Volume	Rate	(Decrease)

Interest-earning assets:
Loans	$146	$113	$259
Investment securities	(60)	23	(37)
Interest-earning deposits	(20)	3	(17)

Total interest-earning assets	66	139	205

Interest-bearing liabilities:
Savings deposits	(4)	-	(4)
NOW	3	22	25
Money market	(17)	40	23
CDs	93	74	167
Total deposits	75	136	211
FHLB advances	(7)	100	93
Repurchase agreements	-	-	-
Total interest-bearing liabilities	68	236	304

Change in net interest income	$(2)	$(97)	$(99)

Comparison of Operating Results for the Six Months Ended December 31, 2006 and 2005

General. The net loss for the six months ended December 31, 2006 was $185,000, or $.07 per basic and diluted share, compared to a net loss of $23,000, or $.01 per basic and diluted share for the six months ended December 31, 2005. The increase in the net loss was primarily due to a decrease in net interest income and an increase in non-interest expense, partially offset by an increase in non-interest income.

Interest Income. Interest income increased by $536,000, or 13.5%, to $4.5 million for the six months ended December 31, 2006, from $4.0 million for the six months ended December 31, 2005. The increase resulted primarily from an increase of $578,000, or 17.9%, in interest income on net loans receivable, partially offset by a decrease of $39,000, or 63.8%, in interest income on short-term investments. Additionally, the increase in interest income reflected a $5.4 million, or 3.5%, increase in the average balance of interest-earning assets for the six months ended December 31, 2006 to $157.8 million from $152.4 million for the six months ended December 31, 2005. Also contributing to the increase in interest income was the 50 basis point increase in the average yield on interest-earning assets to 5.71% for the six months ended December 31, 2006 from 5.21% for the six months ended December 31, 2005.

Interest income on net loans receivable increased $578,000, or 17.90%, to $3.8 million for the six months ended December 31, 2006, from $3.2 million for the six months ended December 31, 2005. The increase was due to the increase in the average balance of loans receivable of $12.5 million, or 10.7%, to $129.9 million for the six months ended December 31, 2006 from $117.4 million for the six months ended December 31, 2005. Average loan yields increased 36 basis points to 5.86% for the six months ended December 31, 2006 from 5.50% for the six months ended December 31, 2005.

Interest income on short-term investments decreased $39,000, or 63.8% to $21,000 for the six months ended December 31, 2006, from $60,000 for the six months ended December 31, 2005. The average balance of short-term investments decreased $2.6 million, or 76.4%, to $809,000 from $3.4 million for the same period in 2005, as short-term investment cash flows were used primarily to fund loan demand and deposit outflow. The average yield on short-term investments increased 169 basis points to 5.19% for the six months ended December 31, 2006, from 3.50% for the six months ended December 31, 2005.

Interest and dividend income on investment securities decreased $3,000, or 0.5% to $677,000 for the six months ended December 31, 2006, from $680,000 for the six months ended December 31, 2005. The average balance of investment securities decreased $4.5 million, or 14.3%, to $27.1 million from $31.6 million for the same period in 2005, as investment security cash flows were used primarily to fund loan demand and deposit outflow. The average yield on investment securities increased 69 basis points to 5.00% for the six months ended December 31, 2006, from 4.31% for the six months ended December 31, 2005.

Interest Expense. Interest expense increased $713,000, or 38.7%, to $2.6 million for the six months ended December 31, 2006, from $1.8 million for the six months ended December 31, 2005. The increase in interest expense was primarily due to an 88 basis point increase in the average cost to 3.72% for the six months ended December 31, 2006, from 2.84% for the same period in 2005, and the $7.6 million, or 5.8%, increase in the average balance of interest-bearing liabilities to $137.5 million for the six months ended December 31, 2006, from $129.9 million for the same period in 2005.

Interest expense on interest-bearing deposits increased $455,000, or 53.0%, to $1.3 million for the six months ended December 31, 2006, from $859,000 for the same period in 2005. The increase was primarily due to a 90 basis point increase in the average cost of interest-bearing deposits to 3.06% for the six months ended December 31, 2006, from 2.16% for the same period in 2005. The average balance of interest-bearing deposits increased $6.5 million or 8.1% for the six months ended December 31, 2006, to $85.8 million from $79.4 million for the same period in 2005. Additionally, interest expense on FHLB short-term borrowings and long-term advances increased $258,000, or 26.3%, due to a 93 basis point increase in the average cost of the borrowings and advances to 4.88% for the six months ended December 31, 2006, from 3.95% for the same period in 2005 and by a $1.2 million or 2.3% increase in the average balance of borrowings and advances for the six months ended December 31, 2006, to $50.8 million, from $49.6 million for the same period in 2005.

Net Interest Income. Net interest income decreased $177,000, or 8.3%, to $1.9 million for the six months ended December 31, 2006, from $2.1 million for the same period in 2005. The decrease in net interest income was the result of a 32 basis point decrease in net interest margin to 2.47% for the six months ended December 31, 2006, from 2.79% for the same period ended 2005, and by the $2.2 million, or 9.7%, decrease in net average interest-earning assets to $20.3 million for the six months ended December 31, 2006, from $22.5 million for the same period in 2005.

Provision for Loan Losses. The provision for loan losses for the six months ended December 31, 2006 was $105,000, compared to a provision of $58,000 for the six months ended December 31, 2005. The allowance for loan losses was $1.1 million or 0.87% of net loans outstanding at December 31, 2006, as compared to $944,000, or 0.79% of net loans outstanding at December 31, 2005.

Non-interest Income. Non-interest income increased $121,000, or 55.8%, to $337,000 for the six months ended December 31, 2006, from $216,000 for the same period in 2005. The increase in non-interest income was primarily due to an increase in overdraft fees generated from our overdraft privilege program. Overdraft fees increased $117,000, or 185.6% to $180,000 for the six months ended December 31, 2006, from $63,000 for the same period ended 2005.

Non-interest Expense. Non-interest expense increased $134,000, or 5.8%, to $2.5 million for the six months ended December 31, 2006, from $2.3 million for the six months ended December 31, 2005. The increase in non-interest expense was primarily due to increases in salary, benefit and occupancy expense related to the North Andover, Massachusetts office, which was opened on December 5, 2005 and current period expenses related to recruitment and personnel restructurings, partially offset by expense reductions in directors’ fees, professional fees and advertising. Salaries and employee benefits increased $49,000, or 3.8%, which included $54,000 in personnel restructuring expense, additional personnel and associated benefits for the North Andover office, partially offset by a reduction of $56,000, or 48.0% in directors’ fees and $25,000, or 70.6% in compensation expense from our financial services program. Occupancy and equipment expenses increased $66,000, or 19.3%, primarily due to increases related to the North Andover office. Data processing expense increased $25,000, or 20.0% to $148,000 for the six months ended December 31, 2006, from $123,000 for the six months ended December 31, 2005. Professional fees decreased $35,000, or 17.2% to $162,000 for the six months ended December 31, 2006, from $197,000 for the six months ended December 31, 2005. Advertising expense decreased $42,000, or 41.2% to $59,000 for the six months ended December 31, 2006, from $101,000 for the six months ended December 31, 2005, reflecting branch opening expenditures in 2005. Other general and administrative expenses increased $71,000, or 25.4%, to $351,000 for the six months ended December 31, 2006, from $280,000 from the six months ended December 31, 2005, primarily due to recruitment expense of $57,000, related to the hiring of a chief loan officer and $27,000 in expense related to our overdraft privilege program.

Income Taxes. The loss before income taxes of $278,000 and $41,000 for the six months ended December 31, 2006 and 2005 respectively, resulted in an income tax benefit of $93,000 and $18,000 for the six months ended December 31, 2006 and 2005 respectively. The effective tax rates for the six months ended December 31, 2006 and 2005 were 33.4% and 43.4%, respectively.

Average Balance. The following table sets forth certain information regarding the Company’s average balance sheet for the periods indicated, including the average yields on its interest-earning assets and the average costs of its interest-bearing liabilities. Average yields are calculated by dividing the interest income produced by the average balance of interest-bearing assets. Average costs are calculated by dividing the interest expense produced by the average balance of interest-bearing liabilities. The average balances for the period are derived from average balances that are calculated daily. The average yields and costs include fees that are considered adjustments to such average yields and costs.

	At December 31,		Six Months Ended December 31,
	2006		2006			2005
		Weighted	Average			Average
	Outstanding	Average	Outstanding		Yield/	Outstanding		Yield/
	Balance	Rate	Balance	Interest	Rate	Balance	Interest	Rate
			(Dollars in thousands)

Interest-earning assets:
Loans	$127,919	5.92%	$129,934	$3,806	5.86%	$117,426	$3,228	5.50%
Investment securities	26,125	4.50%	27,066	677	5.00%	31,570	680	4.31%
Interest-earning deposits	217	5.07%	809	21	5.19%	3,430	60	3.50%
Total interest-earning assets	154,261	5.68%	157,809	4,504	5.71%	152,426	3,968	5.21%
Non-interest-earning assets	10,133		9,324	-		8,810	-
Total assets	$164,394		$167,133	4,504		$161,236	3,968

Interest-bearing liabilities:
Savings deposits	13,195	0.31%	$13,880	25	0.36%	$18,716	29	0.31%
NOW accounts	8,675	1.27%	8,315	54	1.30%	5,445	7	0.26%
Money market accounts	19,600	3.14%	20,216	311	3.08%	21,643	235	2.17%
Certificates of deposit	40,960	4.35%	43,434	924	4.25%	33,582	588	3.50%
Total interest-bearing deposits	82,430	3.09%	85,845	1,314	3.06%	79,386	859	2.16%
FHLB advances	50,647	4.82%	50,846	1,240	4.88%	49,683	982	3.95%
Repurchase agreements	711	1.00%	794	4	1.01%	839	4	0.95%
Total interest-bearing liabilities	$133,788	3.74%	$137,485	2,558	3.72%	$129,908	1,845	2.84%
Non-interest-bearing liabilities:
Demand deposits	12,007		11,038			10,508
Other non-interest-bearing liabilities	639		284			1,498
Total Liabilities	146,434		148,807			141,914
Stockholders' Equity	17,960		18,326			19,322
Total liabilities and equity	$164,394		$167,133			$161,236

Net interest income				$1,946			$2,123
Net interest rate spread		1.95%			1.99%			2.37%
Net interest-earning assets	$20,473		$20,324			$22,518
Net interest margin					2.47%			2.79%
Average of interest-earning
assets to interest-bearing
liabilitities		115.30%			114.78%			117.33%

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

	Six Months Ended December 31,
	2006 vs. 2005
	Increase (Decrease) Due To
			Total
			Increase
	Volume	Rate	(Decrease)

Interest-earning assets:
Loans	$344	$234	$578
Investment securities	(97)	94	(3)
Interest-earning deposits	(46)	7	(39)

Total interest-earning assets	201	335	536

Interest-bearing liabilities:
Savings deposits	(7)	3	(4)
NOW	4	43	47
Money market	(15)	91	76
CDs	173	163	336
Total deposits	155	300	455
FHLB advances	23	235	258
Repurchase agreements	-	-	-
Total interest-bearing liabilities	178	535	713

Change in net interest income	$23	$(200)	$(177)

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2006, cash and cash equivalents totaled $3.6 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $14.3 million at December 31, 2006. In addition, at December 31, 2006, we had the ability to borrow a total of approximately $66.8 million from the FHLB. On that date, we had $50.6 million in advances outstanding. Our policies also allow for access to the brokered certificates of deposit market for up to 10.0% of total assets, or $16.4 million. At December 31, 2006 the Company did not hold any brokered certificates of deposit.

At December 31, 2006, we had $2.3 million in loan commitments outstanding. In addition to commitments to originate loans, we had $14.5 million in unadvanced funds to borrowers. Certificates of deposit due within one year of December 31, 2006 totaled $28.9 million, or 30.6% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and FHLB borrowings and advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2006. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

We have no material commitments or demands that are likely to affect our liquidity other than set forth below. In the event loan demand were to increase at a pace greater than expected, or any unforeseen demand or commitment were to occur, we would access our borrowing capacity with the FHLB.

Our primary investing activities are the origination of loans and the purchase of securities. During the six months ended December 31, 2006, we originated $ 7.8 million of loans. During the six months ended December 31, 2005, we originated $18.9 million of loans and purchased $3.5 million of securities.

Financing activities consist primarily of activity in deposit accounts and FHLB borrowings and advances. We experienced a net decrease in total deposits of $2.1 million and a net increase of $1.1 million for the six months ended December 31, 2006 and 2005, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive. In addition, since our conversion to a federally chartered savings bank, we no longer have excess deposit insurance coverage, which was provided to us, as a Massachusetts savings bank, through the Depositors Insurance Fund. We do not anticipate any material run-off of deposits due to the loss of this excess deposit insurance coverage.

FHLB borrowings and advances reflected a net decrease of $574,000 and a net increase of $4.8 million during the six months ended December 31, 2006 and 2005, respectively. FHLB borrowings and advances have primarily been used to fund loan demand and purchase securities.

The Bank is subject to various regulatory capital requirements including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2006, the Bank exceeded all of its regulatory capital requirements and is considered “well capitalized” under regulatory guidelines.

Off-Balance Sheet Arrangements. In addition to the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, lines of credit, and letters of credit.

For the six months ended December 31, 2006, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3.	Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure (1) that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms; and (2) in timely alerting them to material information relating to the Company required to be filed in its periodic SEC filings. There has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Not applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a) Not applicable

b) Not applicable

c) The following table presents a summary of the Company’s share repurchases during the quarter ended December 31, 2006.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number of Shares That May Yet be Purchased Under the Program (1)
October 1 through October 31, 2006	0	$0.00	78,000	60,863
November 1through November 30, 2006	0	$0.00	78,000	60,863
December 1 through December 31, 2006	0	$0.00	78,000	60,863

(1) On July 31, 2006 the Company announced that its Board of Directors had authorized a stock repurchase program pursuant to which the Company intends to purchase up to 5% of its issued and outstanding shares, or up to 138,863 shares.

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

On October 24, 2006, the Company held an annual meeting of shareholders. At the meeting, proposals to (1) elect Anthony S. Conte, Jr. and Mary L. Williams, to serve as directors of the Company for terms of six years and until their respective successors have been elected and qualified and (2) ratify the engagement of Wolf and Company, P.C. to be the Company’s auditors for the June 30, 2007 fiscal year were approved. There were no broker non-votes. The votes cast for and against the proposals were as follows:

Election to the Board of Directors	For	Withheld

Anthony S. Conte, Jr	2,333,098	87,835

Mary L. Williams	2,329,955	90,978

Ratification of Appointment of Wolf & Company, P.C. as auditors for the Company for the fiscal year ending June 30, 2007

	Abstain	For	Against
Number of votes	1,896	2,407,704	11,333

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

GEORGETOWN BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEORGETOWN BANCORP, INC.
(Registrant)

Date: February 12, 2007	/s/ Robert E. Balletto
Robert E. Balletto
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Joseph W. Kennedy
Joseph W. Kennedy
Senior Vice President, Treasurer and Chief Financial Officer
(Principal Accounting and Financial Officer)