Form 10QSB
period 2007-03-31
Georgetown Bancorp, Inc.
filed 2007-05-15
CIK 1302709

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2007

                                       OR

[_]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes [_] No X

Indicate the number of shares outstanding of the registrant's common stock, as of the latest practicable date: Common Stock, $0.10 par value, 2,699,250 shares outstanding as of May 12, 2007

Transitional Small Business Disclosure Format: YES [_]  NO [X]

                                   Form 10-QSB
                            GEORGETOWN BANCORP, INC.
                                Table of Contents

Part I.  Financial Information                                              Page
         ---------------------                                              ----

Item 1:  Financial Statements (Unaudited)

         Consolidated Statements of Financial Condition
         as of March 31, 2007 and June 30, 2006                               1

         Consolidated Statements of Operations for the Three and
         Nine Months Ended March 31, 2007 and 2006                            2

         Consolidated Statements of Changes in Stockholders'
         Equity for the Nine Months Ended March 31, 2007 and 2006             3

         Consolidated Statements of Cash Flows for the
         Nine Months Ended March 31, 2007 and 2006                            4

         Notes to Condensed Consolidated Financial Statements                 6

Item 2:  Management's Discussion and Analysis or Plan of Operation            8


Item 3:  Controls and Procedures                                             18

Part II. Other Information
         -----------------

Item 1: Legal Proceedings                                                    18
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds          18
Item 3: Defaults upon Senior Securities                                      18
Item 4: Submission of Matters to a Vote of Security Holders                  18
Item 5: Other Information                                                    18
Item 6: Exhibits                                                             18

SIGNATURES                                                                   19

PART I--FINANCIAL INFORMATION

ITEM 1. Financial Statements


                                      GEORGETOWN BANCORP, INC.
                           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    ------------------------------------------------------------
                                            (unaudited)
                                               ASSETS

                                                                             At             At
                                                                          March 31,      June 30,
                                                                            2007           2006
                                                                        -----------    -----------
                                                                       (In thousands) (In thousands)
Cash and due from banks                                                 $     3,756    $     3,257
Short-term investments                                                          799            720
                                                                        -----------    -----------
               Total cash and cash equivalents                                4,555          3,977

Securities available for sale, at fair value                                 13,334         15,465
Securities held to maturity, at amortized cost                                8,571          9,823
Federal Home Loan Bank stock, at cost                                         2,905          2,905
Loans, net of allowance for loan losses of $1,113,000
    at  March 31, 2007 and $1,016,000 at June 30, 2006                      127,597        128,778
Premises and equipment                                                        4,909          5,230
Accrued interest receivable                                                     663            674
Bank-owned life insurance                                                     1,391          1,211
Other assets                                                                    926            852
                                                                        -----------    -----------

               Total assets                                             $   164,851    $   168,915
                                                                        ===========    ===========

                                LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                $    95,452    $    96,571
Short-term borrowings                                                        14,100         22,300
Long-term Federal Home Loan Bank advances                                    35,885         28,921
Securities sold under agreements to repurchase                                  848            762
Mortgagors' escrow accounts                                                     331            289
Accrued expenses and other liabilities                                          352          1,413
                                                                        -----------    -----------
               Total liabilities                                            146,968        150,256
                                                                        -----------    -----------

Commitments and Contingencies                                                    --             --

Stockholders' equity:
Preferred stock, $0.10 par value per share: 1,000,000
  shares authorized; none outstanding                                            --             --
Common Stock, $0.10 par value per share: 10,000,000
  shares authorized; 2,777,250 shares issued, 2,699,250 and
  2,777,250 shares outstanding at March 31, 2007
  and June 30, 2006, respectively                                               278            278
Additional paid-in capital                                                   11,452         11,452
Retained earnings                                                             7,676          7,996
Accumulated other comprehensive loss                                            (97)          (330)
Treasury stock, at cost (78,000 shares at March 31, 2007)                      (751)            --
Unearned compensation - ESOP                                                   (675)          (737)
                                                                        -----------    -----------
               Total stockholders' equity                                    17,883         18,659
                                                                        -----------    -----------

               Total liabilities and stockholders' equity               $   164,851    $   168,915
                                                                        ===========    ===========

See notes to condensed consolidated financial statements.

                                                  GEORGETOWN BANCORP, INC.
                                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                      ------------------------------------------------
                                                         (unaudited)

                                                              Three Months Ended                   Nine Months Ended
                                                           March 31,         March 31,         March 31,         March 31,
                                                             2007              2006              2007              2006
                                                        --------------    --------------    --------------    --------------
                                                       (In thousands, except share data)   (In thousands, except share data)
Interest and dividend income:
    Loans, including fees                               $        1,879    $        1,676    $        5,684    $        4,904
    Investment interest and dividends                              308               355               985             1,035
    Short-term investments                                          15                40                37               100
                                                        --------------    --------------    --------------    --------------
               Total interest and dividend income                2,202             2,071             6,706             6,039
                                                        --------------    --------------    --------------    --------------

Interest expense:
   Deposits                                                        649               498             1,963             1,357
   Short-term borrowings                                           202               277               695               828
   Long-term Federal Home Loan Bank advances                       402               281             1,149               713
   Securities sold under agreements to repurchase                    2                 2                 6                 5
                                                        --------------    --------------    --------------    --------------
               Total interest expense                            1,255             1,058             3,813             2,903
                                                        --------------    --------------    --------------    --------------

Net interest income                                                947             1,013             2,893             3,136
Provision for loan losses                                            4                --               109                58
                                                        --------------    --------------    --------------    --------------
Net interest income, after provision for loan losses               943             1,013             2,784             3,078
                                                        --------------    --------------    --------------    --------------

Non-interest income:
    Customer service fees                                          141               115               436               297
    Income from bank-owned life insurance                           18                11                45                34
    Other                                                            9                 8                24                19
                                                        --------------    --------------    --------------    --------------
               Total non-interest income                           168               134               505               350
                                                        --------------    --------------    --------------    --------------

Non-interest expenses:
    Salaries and employee benefits                                 683               740             2,011             2,019
    Occupancy and equipment expenses                               215               235               623               577
    Data processing expenses                                        76                36               224               160
    Professional fees                                               66                64               203               237
    Advertising expense                                             92                35               151               136
    Other general and administrative expenses                      179               142               555               444
                                                        --------------    --------------    --------------    --------------
               Total non-interest expenses                       1,311             1,252             3,767             3,573
                                                        --------------    --------------    --------------    --------------

Loss before income taxes                                          (200)             (105)             (478)             (145)

Income tax benefit                                                 (71)              (39)             (164)              (56)
                                                        --------------    --------------    --------------    --------------

Net loss                                                $         (129)   $          (66)   $         (314)   $          (89)
                                                        ==============    ==============    ==============    ==============

Net loss per share:
Basic and diluted                                       $        (0.05)   $        (0.02)   $        (0.12)   $        (0.03)

Basic and diluted weighted average shares outstanding        2,630,397         2,700,077         2,644,631         2,698,395

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

                                                                        Accumulated
                                                 Additional                Other                              Unearned
                                       Common     Paid-in    Retained  Comprehensive     Treasury Stock     Compensation
                                       Stock      Capital    Earnings      Loss        Shares     Amount        ESOP        Total
                                     ---------  ----------  ----------  ----------   ----------  ---------   ----------   ---------
Balance at June 30, 2005             $     278  $   11,452  $    8,383  $      (17)          --  $      --   $     (811)  $  19,285
                                                                                                                          ---------

Comprehensive income (loss):
  Net loss                                                         (89)                                                         (89)
  Change in unrealized loss on
      securities available for
      sale, net of  tax effects                                               (292)                                            (292)
                                                                                                                          ---------
           Total comprehensive
             income (loss)                                                                                                     (381)
                                                                                                                          ---------

Common stock held by ESOP committed
  to be allocated (23,900 shares)           --          --          (5)         --                                   50          45
                                     ---------  ----------  ----------  ----------   ----------  ---------   ----------   ---------

Balance at March 31, 2006            $     278  $   11,452  $    8,289  $     (309)          --  $      --   $     (761)     18,949
                                     =========  ==========  ==========  ==========   ==========  =========   ==========   =========

Balance at June 30, 2006             $     278  $   11,452  $    7,996  $     (330)          --  $      --   $     (737)  $  18,659

Comprehensive income (loss):
  Net loss                                                        (314)                                                        (314)
  Change in unrealized loss on
      securities available for
      sale, net of  tax effects                                                233                                              233
                                                                                                                          ---------
           Total comprehensive
             income (loss)                                                                                                      (81)
                                                                                                                          ---------

Treasury stock purchased                                                                 78,000       (751)                    (751)

Common stock held by ESOP committed
   to be allocated (2,048 shares)                                   (6)                                              62          56
                                     ---------  ----------  ----------  ----------   ----------  ---------   ----------   ---------

Balance at March 31, 2007            $     278  $   11,452  $    7,676  $      (97)      78,000  $    (751)  $     (675)  $  17,883
                                     =========  ==========  ==========  ==========   ==========  =========   ==========   =========

See notes to condensed consolidated financial statements.

                                    GEORGETOWN BANCORP, INC.
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                        ------------------------------------------------

                                           (unaudited)
                                                                         Nine Months Ended
                                                                      March 31,       March 31,
                                                                        2007            2006
                                                                    ------------    ------------
                                                                   (In thousands)  (In thousands)
Cash flows from operating activities:
Net loss                                                            $       (314)   $        (89)
    Adjustments to reconcile net loss to net cash
        used by operating activities:
            Provision for loan losses                                        109              58
            Accretion  of securities, net                                    (35)            (35)
            Accretion of deferred loan costs                                 (21)            (26)
            Depreciation and amortization expense                            345             318
            Decrease  in accrued interest receivable                          11               2
            Income from bank-owned life insurance                            (45)            (34)
            ESOP compensation expense                                         56              45
            Other, net                                                    (1,409)           (319)
                                                                    ------------    ------------
                  Net cash used by operating activities                   (1,303)            (80)
                                                                    ------------    ------------

Cash flows from investing activities:
    Activity in available-for-sale securities:
         Maturities, prepayments and calls                                 3,024           3,214
         Purchases                                                          (499)         (5,888)
    Activity in held-to-maturity securities:
         Maturities, prepayments and calls                                 1,265           2,169
    Purchase of Federal Home Loan Bank stock                                  --            (258)
    Loan principal repayments (originations)                               1,093          (4,794)
    Purchase of premises and equipment                                       (24)           (750)
                                                                    ------------    ------------
                 Net cash provided (used) by investing activities          4,859          (6,307)
                                                                    ------------    ------------

                                            Continued

See notes to condensed consolidated financial statements.


                                    GEORGETOWN BANCORP, INC.
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                        ------------------------------------------------

                                           (unaudited)
                                           (continued)
                                                                         Nine Months Ended
                                                                     March 31,       March 31,
                                                                        2007            2006
                                                                    ------------    ------------
                                                                   (In thousands)  (In thousands)
Cash flows from financing activities:
    Net (decrease) increase in deposits                                   (1,119)          3,318
    Net increase (decrease) in securities sold under agreements
         to repurchase                                                        86            (275)
    Net change in borrowings with maturities of  three
        months or less                                                      (850)         (5,925)
    Proceeds of Federal Home Loan Bank advances
        with maturities greater than three months                         18,000          39,400
    Repayments of Federal Home Loan Bank advances
        with maturities greater than three months                        (18,386)        (28,335)
    Treasury stock purchased                                                (751)             --
    Net change in mortgagors' escrow accounts                                 42              49
                                                                    ------------    ------------
              Net cash (used) provided by financing activities            (2,978)          8,232
                                                                    ------------    ------------

Net change in cash and cash equivalents                                      578           1,845

Cash and cash equivalents at beginning of year                             3,977           5,078
                                                                    ------------    ------------

Cash and cash equivalents at end of year                            $      4,555    $      6,923
                                                                    ============    ============

Supplementary information:
Interest paid on deposit accounts                                   $      1,955    $      1,345
Interest paid on Federal Home Loan Bank advances                           1,831           1,490
Interest paid on securities sold under agreement
to repurchase                                                                  6               5
Income taxes paid, net of refunds                                           (185)            (85)


See notes to condensed consolidated financial statements.


                            GEORGETOWN BANCORP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


         (1)      Basis of Presentation

         The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-QSB and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three and nine-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for future periods, including the entire fiscal year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the 2006 Consolidated Financial Statements presented in the Company's Annual Report on Form 10-KSB filed at the Securities and Exchange Commission on September 28, 2006. The consolidated financial statements include the accounts of Georgetown Savings Bank (the "Bank") and its wholly owned subsidiary, Georgetown Securities Corporation, which engages in the buying, selling and holding of securities. All significant inter-company balances and transactions have been eliminated in consolidation.

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


                                             Three Months Ended  Three Months Ended   Nine Months Ended   Nine Months Ended
                                               March 31, 2007      March 31, 2006      March 31, 2007      March 31, 2006
                                               --------------      --------------      --------------      --------------
Net loss attributable to common stockholders        ($129,000)           ($66,000)          ($314,000)           ($89,000)
                                               ==============      ==============      ==============      ==============

Basic potential common shares:
    Weighted average shares outstanding             2,699,250           2,777,250           2,723,522           2,777,250
    Weighted average unallocated ESOP shares          (68,853)            (77,173)            (78,891)            (78,855)
                                               --------------      --------------      --------------      --------------
 Basic weighted average shares outstanding          2,630,397           2,700,077           2,644,631           2,698,395

Dilutive potential common shares                           --                  --                  --                  --
                                               --------------      --------------      --------------      --------------

Dilutive weighted average shares outstanding        2,630,397           2,700,077           2,644,631           2,698,395
                                               ==============      ==============      ==============      ==============


Basic and diluted EPS                                  ($0.05)             ($0.02)             ($0.12)             ($0.03)
                                               ==============      ==============      ==============      ==============

         (4)      Mutual  Holding  Company  Reorganization  and  Minority  Stock
                  Issuance

         In conjunction with its reorganization into the mutual holding company structure, on January 5, 2005, the Bank (i) converted to a stock savings bank as the successor to the Bank in its mutual form; (ii) organized the Company as a federally-chartered corporation that owns 100% of the common stock of the Bank
(in stock form); and (iii) organized Georgetown Bancorp, MHC as a federally-chartered mutual holding company that owned 56.6% of the Common Stock of the Company as of March 31, 2007.


         (5)      Impact of Recent Accounting Pronouncements

         In July 2006, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standards Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is not expected to have a material impact on the Company's consolidated financial statements.

         In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement is effective for the Company on January 1, 2008, with earlier adoption permitted for fiscal 2007, and is not expected to have a material impact on the Company's consolidated financial statements.

         In January 2002 the Company entered into a collateral assignment split-dollar life insurance arrangement with certain executives. In November 2006, the Emerging Issues Task Force reached a tentative conclusion on Issue No. 06-10, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements." As a result, effective for fiscal years beginning after December 15, 2007, the Company will be required to recognize a liability for future benefits, and may choose to retroactively apply the accounting change to all periods presented, or to cumulatively adjust the financial statements as of the beginning of the year of adoption. Management is in the process of evaluating the impact of Issue No. 06-10 on the Company's consolidated financial statements.

         On February 15, 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which provides companies with an option to report selected financial assets and liabilities at fair value. Statement No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective for the Company's 2008 fiscal year, with early adoption permitted for the Company's 2007 fiscal year, provided that the Company also adopts Statement No. 157 for fiscal 2007. Management is currently evaluating the potential impacts of adopting this Statement on its consolidated financial statements.

Item 2.  Management's Discussion and Analysis or Plan of Operation

         This document may contain certain forward-looking statements, such as statements of the Company's or the Bank's plans, objectives, expectations, estimates and intentions. Forward-looking statements may be identified by the use of words such as "expects," "subject," "believe," "will," "intends," "will be" or "would." These statements are subject to change based on various important factors (some of which are beyond the Company's or the Bank's control) and actual results may differ materially. Accordingly, readers should not place undue reliance on any forward-looking statements, which reflect management's analysis of factors only as of the date of which they are given. These factors include general economic conditions, trends in interest rates, the ability of our borrowers to repay their loans, the ability of the Company or the Bank to effectively manage its growth, and results of regulatory examinations, among other factors. The foregoing list of important factors is not exclusive. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including Current Reports on Form 8-K.

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

Comparison of Financial Condition at March 31, 2007 and June 30, 2006

         Total assets decreased by $4.1 million, or 2.4%, to $164.9 million at March 31, 2007, from $168.9 million at June 30, 2006. The decrease in total assets resulted primarily from decreases in investment securities and net loans receivable. Investment securities available for sale decreased $2.1 million, or 13.8%, to $13.3 million at March 31, 2007, from $15.5 million at June 30, 2006. Investment securities held to maturity decreased $1.3 million, or 12.7%, to $8.6 million at March 31, 2007, from $9.8 million at June 30, 2006. Decreases in the investment portfolio reflected the use of investment cash flows to pay off a $2.0 million maturing brokered certificate of deposit and fund the repurchase of Company shares. Net loans receivable decreased $1.2 million, or 0.9%, to $127.6 million at March 31, 2007, from $128.8 million at June 30, 2006, primarily due to a $5.7 million or 59.6% decrease in construction loans, which completed their construction phase and were paid off, partially offset by a $2.6 million or 21.7% increase in commercial real estate loans. Total earning assets decreased $4.4 million, or 2.8% to $154.3 million at March 31, 2007, from $158.7 million at June 30, 2006.

         Total deposits decreased by $1.1 million, or 1.2%, to $95.5 million at March 31, 2007, from $96.6 million at June 30, 2006. The decrease in deposits was primarily due to the pay off of a $2.0 million brokered certificate of deposit, as increases in retail certificates of deposit and NOW accounts were offset by decreases in money market, savings and demand deposit accounts. Retail certificates of deposit increased $1.4 million, or 3.5% and NOW checking accounts increased $2.7 million, or 35.2%, offset by decreases in savings accounts of $2.5 million, or 16.5%, decreases in money market deposit accounts of $831,000, or 3.8% and decreases in demand deposit accounts of $614,000, or 5.4%. Total borrowings from the Federal Home Loan Bank (FHLB) decreased $1.2 million, or 2.4%.

         Total stockholders' equity decreased $776,000 or 4.2% to $17.9 million at March 31, 2007, from $18.7 million at June 30, 2006, primarily due to the repurchase of 78,000 shares of the Company's common stock at a cost of $751,000 and an operating loss of $314,000 for the nine months ended March 31, 2007. Accumulated other comprehensive loss decreased $233,000 to $97,000 at March 31, 2007, from $330,000 at June 30, 2006, reflecting $152,000 in net unrealized losses on securities available for sale at March 31, 2007. The net unrealized losses on securities available for sale were attributable to changes in market interest rates and were not considered by management to be other than temporary.

Comparison  of  Operating  Results for the Three Months Ended March 31, 2007 and
2006

         General. The net loss for the three months ended March 31, 2007 was $129,000, or $.05 per basic and diluted share, compared to a net loss of $66,000, or $.02 per basic and diluted share for the three months ended March 31, 2006. The increase in the net loss was primarily due to a decrease in net interest income and an increase in non-interest expense, partially offset by an increase in non-interest income.

         Interest Income. Interest income increased by $131,000, or 6.3%, to $2.2 million for the three months ended March 31, 2007, from $2.1 million for the three months ended March 31, 2006. The increase resulted primarily from an increase of $203,000, or 12.1%, in interest income on loans receivable, partially offset by a decrease of $47,000, or 13.2%, in interest and dividend income on securities and a decrease of $25,000, or 62.8% in interest income on short-term investments. Additionally, the increase in interest income reflected a 36 basis point increase in the average yield on interest-earning assets to 5.71% for the three months ended March 31, 2007 from 5.35% for the three months ended March 31, 2006, partially offset by a $700,000, or 0.5%, decrease in the average balance of interest-earning assets for the three months ended March 31, 2007 to $154.2 million from $154.9 million for the three months ended March 31, 2006.

         Interest income on loans receivable increased $203,000, or 12.1%, to $1.9 million for the three months ended March 31, 2007, from $1.7 million for the three months ended March 31, 2006. The increase was due to the increase in the average balance of loans receivable of $8.3 million, or 7.0%, to $127.5 million for the three months ended March 31, 2007 from $119.2 million for the three months ended March 31, 2006. Average loan yields increased 27 basis points to 5.89% for the three months ended March 31, 2007 from 5.62% for the three months ended March 31, 2006.

         Interest and dividend income on investment securities decreased $47,000, or 13.2%, to $308,000 for the three months ended March 31, 2007, from $355,000 for the three months ended March 31, 2006. The decrease in income reflected management's use of investment security cash flows to fund deposit outflow and loan demand. The average balance of investment securities decreased $6.4 million, or 20.0%, to $25.5 million from $31.9 million for the same period in 2006. The average yield on investment securities increased 38 basis points to 4.83% for the three months ended March 31, 2007, from 4.45% for the three months ended March 31, 2006.

         Interest Expense. Interest expense increased $197,000, or 18.6%, to $1.3 million for the three months ended March 31, 2007, from $1.1 million for the three months ended March 31, 2006. The increase in interest expense was primarily due to a 59 basis point increase in the average cost to 3.75% for the three months ended March 31, 2007, from 3.15% for the same period in 2006. The average balance of interest-bearing liabilities decreased $233,000, or 0.2%, to $133.9 million for the three months ended March 31, 2007, from $134.1 million for the same period in 2006.

         Interest expense on interest-bearing deposits increased $151,000, or 30.3%, to $649,000 for the three months ended March 31, 2007, from $498,000 for the same period in 2006. The increase was primarily due to a 67 basis point increase in the average cost of interest-bearing deposits to 3.13% for the three months ended March 31, 2007, from 2.46% for the same period in 2006. The average balance of interest-bearing deposits increased $1.9 million or 2.4% for the three months ended March 31, 2007, to $82.9 million from $81.0 million for the same period in 2006. Additionally, interest expense on FHLB short-term borrowings and long-term advances increased $45,000, or 8.1%, primarily due to a 57 basis point increase in the average cost of the borrowings and advances to 4.82% for the three months ended March 31, 2007, from 4.25% for the same period in 2006, offset by a $2.4 million or 4.5% decrease in the average balance of borrowings and advances for the three months ended March 31, 2007, to $50.2 million, from $52.6 million for the same period in 2006.

         Net Interest Income. Net interest income decreased $66,000, or 6.6%, to $947,000 for the three months ended March 31, 2007, from $1.0 million for the same period in 2006. The decrease in net interest income was the result of a 16 basis point decrease in net interest margin to 2.46% for the three months ended March 31, 2007, from 2.62% for the same period ended 2006. Net average interest-earning assets decreased by $467,000, or 2.3%, to $20.3 million for the three months ended March 31, 2007, from $20.8 million for the same period in 2006.

         Provision for Loan Losses. The provision for loan losses for the three months ended March 31, 2007 was $4,000, compared to no provision for the three months ended March 31, 2006. The allowance for loan losses was $1.1 million or 0.87% of net loans outstanding at March 31, 2007, as compared to $947,000, or 0.79% of net loans outstanding at March 31, 2006.

         Non-interest Income. Non-interest income increased $34,000, or 25.0%, to $168,000 for the three months ended March 31, 2007, from $134,000 for the same period in 2006. The increase in non-interest income was primarily due to an increase in overdraft fees generated from our overdraft privilege program, partially offset by a decrease in income from our financial services program. Overdraft fees increased $65,000, or 240.5% to $92,000 for the three months ended March 31, 2007, from $27,000 for the same period ended 2006. Income from our financial services program decreased $41,000 or 98.6% to $1,000 for the three months ended March 31, 2007, from $42,000 for the same period ended 2006, reflecting the departure of the operating manager of the program. Management is currently reviewing its options for the program.

         Non-interest Expense. Non-interest expense increased $59,000, or 4.6%, to $1.3 million for the three months ended March 31, 2007. The increase in non-interest expense was primarily due to an increase in advertising expense, reflecting implementation of a new marketing plan in 2007. Salary and benefit expense decreased $57,000, or 7.8%, primarily due to a reduction in directors' fees of $30,000, or 50.4%, resulting from a restructuring of the board of directors and a reduction of $22,000, or 100.0%, in commission expense related to the Company's financial services program. Occupancy and equipment expenses decreased $21,000, or 8.8%, primarily due to a reduction of $10,000, or 97.4% in custodial services, resulting from a personnel restructuring and a reduction in depreciation expense of $4,000, or 3.2%. Data processing expense increased $39,000 or 107.6% to $76,000, primarily due to one-time credits accounted for in the three months ended March 31, 2006, totaling $36,000, related to the Company's core processing conversion in June 2005. Professional fees increased $2,000 or 3.0% to $66,000 for the three months ended March 31, 2007, from $64,000 for the three months ended March 31, 2006. Advertising expense increased $57,000 or 162.5% to $92,000 for the three months ended March 31, 2007, from $35,000 for the three months ended March 31, 2006, reflecting implementation of a new marketing plan in 2007. Other general and administrative expenses increased $37,000, or 26.8%, to $179,000 for the three months ended March 31, 2007, from $142,000 from the three months ended March 31, 2006, primarily due to $16,000 in expense associated with our overdraft privilege program and a $16,000 increase in expense on problem loans, reflecting $8,000 of expense for the three months ended March 31, 2007, compared to the recovery of previously expensed items totaling $8,000 for the three months ended March 31, 2006.

         Income Taxes. The loss before income taxes of $200,000 and $105,000 for the three months ended March 31, 2007 and 2006, respectively, resulted in an income tax benefit of $71,000 and $39,000 for the three months ended March 31, 2007 and 2006, respectively. The effective tax rates for the three months ended March 31, 2007 and 2006 were 35.4% and 36.7%, respectively.

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


                                                                                  Three Months Ended March 31,
                                            At March 31,      --------------------------------------------------------------------
                                                2007                         2007                               2006
                                       ---------------------  ---------------------------------  ---------------------------------
                                                    Weighted    Average                            Average
                                       Outstanding  Average   Outstanding               Yield/   Outstanding               Yield/
                                         Balance      Rate      Balance     Interest     Rate      Balance     Interest     Rate
                                       -----------  --------   ----------  ----------  --------   ----------  ----------  --------
                                                                         (Dollars in thousands)

Interest-earning assets:
  Loans                                 $  128,710      5.95%  $  127,540  $    1,879      5.89%  $  119,232  $    1,676      5.62%
  Investment securities (1)                 24,810      4.67%      25,493         308      4.83%      31,883         355      4.45%
  Interest-earning deposits                    799      5.03%       1,172          15      5.12%       3,790          40      4.22%
                                         ----------            ----------  ----------             ----------  ----------
     Total interest-earning assets         154,319      5.74%     154,205       2,202      5.71%     154,905       2,071      5.35%
  Non-interest-earning assets               10,532                  9,334          --                  9,575          --
                                        ----------             ----------  ----------             ----------  ----------
  Total assets                          $  164,851             $  163,539       2,202             $  164,480       2,071
                                        ==========            ==========   ==========             ==========  ==========


Interest-bearing liabilities:
  Savings deposits                          12,533      0.32%  $   12,640          10      0.32%  $   16,775          13      0.31%
  NOW accounts                              10,220      1.64%       9,085          35      1.54%       6,358          14      0.88%
  Money market accounts                     20,875      3.34%      20,194         161      3.19%      23,215         150      2.58%
  Certificates of deposit                   40,378      4.39%      40,979         443      4.32%      34,618         321      3.71%
                                         ----------            ----------  ----------             ----------  ----------
    Total interest-bearing deposits         84,006      3.19%      82,898         649      3.13%      80,966         498      2.46%
  FHLB advances                             49,985      4.80%      50,168         604      4.82%      52,559         558      4.25%
  Repurchase agreements                        848      1.00%         852           2      0.94%         626           2      1.28%
                                         ----------            ----------  ----------             ----------  ----------
    Total interest-bearing liabilities  $  134,839      3.77%  $  133,918       1,255      3.75%  $  134,151       1,058      3.15%
Non-interest-bearing liabilities:
  Demand deposits                           11,446                 11,304                              9,996
  Other non-interest-bearing liabilities       683                    283                              1,209
Total Liabilities                          146,968                145,505                            145,356
  Stockholders' Equity                      17,883                 18,034                             19,124
                                        ----------             ----------                         ----------
     Total liabilities and equity       $  164,851             $  163,539                         $  164,480
                                        ==========             ==========                         ==========


Net interest income                                                        $      947                         $    1,013
                                                                           ==========                         ==========
Net interest rate spread (2)                            1.97%                              1.96%                              2.20%
Net interest-earning assets (3)         $   19,480             $   20,287                         $   20,754
                                        ==========             ==========                         ==========
Net interest margin (4)                                                                    2.46%                              2.62%
Average of interest-earning
     assets to interest-bearing
      liabilitities                                   114.45%                            115.15%                            115.47%


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

                                               Three Months Ended March 31,
                                                     2007 vs. 2006
                                        ----------------------------------------
                                                     (In Thousands)

                                        Increase (Decrease) Due To:    Total
                                        --------------------------    Increase
                                           Volume         Rate       (Decrease)
                                         ----------    ----------    ----------

Interest-earning assets:
Loans                                    $      117    $       86    $      203
Investment securities                           (71)           24           (47)
Interest-earning deposits                       (28)            3           (25)
                                         ----------    ----------    ----------

     Total interest-earning assets               18           113           131
                                         ----------    ----------    ----------


Interest-bearing liabilities:
Savings deposits                                 (3)           --            (3)
NOW                                               6            15            21
Money market                                    (20)           31            11
CDs                                              59            63           122
                                         ----------    ----------    ----------
Total deposits                                   42           109           151
FHLB advances                                   (25)           71            46
Repurchase agreements                            --            --            --
                                         ----------    ----------    ----------
    Total interest-bearing liabilities           17           180           197
                                         ----------    ----------    ----------

Change in net interest income            $        1    $      (67)   $      (66)
                                         ==========    ==========    ==========

Comparison  of  Operating  Results for the Nine Months  Ended March 31, 2007 and
2006

         General. The net loss for the nine months ended March 31, 2007 was $314,000, or $.12 per basic and diluted share, compared to a net loss of $89,000, or $.03 per basic and diluted share for the nine months ended March 31, 2006. The increase in the net loss was primarily due to a decrease in net interest income and an increase in non-interest expense, partially offset by an increase in non-interest income.

         Interest Income. Interest income increased by $667,000, or 11.0%, to $6.7 million for the nine months ended March 31, 2007, from $6.0 million for the nine months ended March 31, 2006. The increase resulted primarily from an increase of $780,000, or 15.9%, in interest income on net loans receivable, partially offset by a decrease of $63,000, or 63.4%, in interest income on short-term investments and by a decrease of $50,000, or 4.8%, in interest and dividend income on investment securities. Additionally, the increase in interest income reflected a $3.4 million, or 2.2%, increase in the average balance of interest-earning assets for the nine months ended March 31, 2007 to $156.6 million from $153.2 million for the nine months ended March 31, 2006. Also contributing to the increase in interest income was the 46 basis point increase in the average yield on interest-earning assets to 5.71% for the nine months ended March 31, 2007 from 5.25% for the nine months ended March 31, 2006.

         Interest income on net loans receivable increased $780,000, or 15.9%, to $5.7 million for the nine months ended March 31, 2007, from $4.9 million for the nine months ended March 31, 2006. The increase was due to the increase in the average balance of loans receivable of $11.1 million, or 9.4%, to $129.1 million for the nine months ended March 31, 2007 from $118.0 million for the nine months ended March 31, 2006. Average loan yields increased 33 basis points to 5.87% for the nine months ended March 31, 2007 from 5.54% for the nine months ended March 31, 2006.

         Interest income on short-term investments decreased $63,000, or 63.4%, to $37,000 for the nine months ended March 31, 2007, from $100,000 for the nine months ended March 31, 2006. The average balance of short-term investments decreased $2.6 million, or 73.8%, to $928,000 from $3.5 million for the same period in 2006, as short-term investment cash flows were used primarily to fund deposit outflow and loan demand. The average yield on short-term investments increased 156 basis points to 5.32% for the nine months ended March 31, 2007, from 3.76% for the nine months ended March 31, 2006.

         Interest and dividend income on investment securities decreased $50,000, or 4.8%, to $985,000 for the nine months ended March 31, 2007, from $1.0 million for the nine months ended March 31, 2006. The average balance of investment securities decreased $5.1 million, or 16.2%, to $26.6 million from $31.7 million for the same period in 2006, as investment security cash flows were used primarily to fund deposit outflow and loan demand. The average yield on investment securities increased 59 basis points to 4.95% for the nine months ended March 31, 2007, from 4.36% for the nine months ended March 31, 2006.

         Interest Expense. Interest expense increased $910,000, or 31.4%, to $3.8 million for the nine months ended March 31, 2007, from $2.9 million for the nine months ended March 31, 2006. The increase in interest expense was primarily due to a 78 basis point increase in the average cost to 3.73% for the nine months ended March 31, 2007, from 2.95% for the same period in 2006, and the $5.0 million, or 3.8%, increase in the average balance of interest-bearing liabilities to $136.3 million for the nine months ended March 31, 2007, from $131.3 million for the same period in 2006.

         Interest expense on interest-bearing deposits increased $606,000, or 44.7%, to $2.0 million for the nine months ended March 31, 2007, from $1.4 million for the same period in 2006. The increase was primarily due to an 82 basis point increase in the average cost of interest-bearing deposits to 3.08% for the nine months ended March 31, 2007, from 2.26% for the same period in 2006. The average balance of interest-bearing deposits increased $5.0 million or 6.2% for the nine months ended March 31, 2007, to $84.9 million from $79.9 million for the same period in 2006. Additionally, interest expense on FHLB short-term borrowings and long-term advances increased $303,000, or 19.7%, due to an 80 basis point increase in the average cost of the borrowings and advances to 4.86% for the nine months ended March 31, 2007, from 4.06% for the same period in 2006. The average balance of borrowings and advances for the nine months ended March 31, 2007 and 2006 was $50.6 million, respectively.

         Net Interest Income. Net interest income decreased $243,000, or 7.8%, to $2.9 million for the nine months ended March 31, 2007, from $3.1 million for the same period in 2006. The decrease in net interest income was the result of a 27 basis point decrease in net interest margin to 2.46% for the nine months ended March 31, 2007, from 2.73% for the same period ended 2006, and the $1.6 million, or 7.4%, decrease in net average interest-earning assets to $20.3 million for the nine months ended March 31, 2007, from $21.9 million for the same period in 2006.

         Provision for Loan Losses. The provision for loan losses for the nine months ended March 31, 2007 was $109,000, compared to a provision of $58,000 for the nine months ended March 31, 2006. The allowance for loan losses was $1.1 million or 0.87% of net loans outstanding at March 31, 2007, as compared to $947,000, or 0.79% of net loans outstanding at March 31, 2006.

         Non-interest Income. Non-interest income increased $155,000, or 44.0%, to $505,000 for the nine months ended March 31, 2007, from $350,000 for the same period in 2006. The increase in non-interest income was primarily due to an increase in overdraft fees generated from our overdraft privilege program, partially offset by a decrease in income from our financial services program. Overdraft fees increased $182,000, or 202.1% to $272,000 for the nine months ended March 31, 2007, from $90,000 for the same period ended 2006. Income from our financial services program decreased $52,000 or 69.5% to $23,000 for the nine months ended March 31, 2007, from $75,000 for the same period ended 2006, reflecting the departure of the operating manager of the program. Management is currently reviewing its options for the program.

         Non-interest Expense. Non-interest expense increased $194,000, or 5.4%, to $3.8 million for the nine months ended March 31, 2007, from $3.6 million for the nine months ended March 31, 2006. The increase in non-interest expense was primarily due to increases in occupancy expense related to the North Andover, Massachusetts office, which was opened on December 5, 2005, increases in data processing expense and increases in general and administrative expenses. Salaries and employee benefits increased $8,000, or 0.4%, which included $65,000 in personnel restructuring expense and additional personnel and associated benefits for the North Andover office, partially offset by a reduction of $85,000, or 48.8%, in directors' fees and $47,000, or 82.0%, in compensation expense from our financial services program. Occupancy and equipment expenses increased $46,000, or 7.9%, primarily due to increases related to the North Andover office. Data processing expense increased $64,000, or 39.6% to $224,000 for the nine months ended March 31, 2007, from $160,000 for the nine months ended March 31, 2006, partially due to one-time credits accounted for in the nine months ended March 31, 2006, totaling $36,000, related to the Company's core processing conversion in June 2005. Professional fees decreased $34,000, or 14.2%, to $203,000 for the nine months ended March 31, 2007, from $237,000 for the nine months ended March 31, 2006, primarily from a reduction of corporate legal expenses. Advertising expense increased $15,000, or 11.1%, to $151,000 for the nine months ended March 31, 2007, from $136,000 for the nine months ended March 31, 2006. Other general and administrative expenses increased $111,000, or 24.9%, to $555,000 for the nine months ended March 31, 2007, from $444,000 from the nine months ended March 31, 2006, primarily due to recruitment expense of $57,000, related to the hiring of a chief loan officer and $43,000 in expense related to our overdraft privilege program.

         Income Taxes. The loss before income taxes of $478,000 and $145,000 for the nine months ended March 31, 2007 and 2006, respectively, resulted in an income tax benefit of $164,000 and $56,000 for the nine months ended March 31, 2007 and 2006, respectively. The effective tax rates for the nine months ended March 31, 2007 and 2006 were 34.2% and 38.6%, respectively.

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


                                                                               Nine Months Ended March 31,
                                            At March 31,       ------------------------------------------------------------------
                                                2007                         2007                               2006
                                         --------------------  --------------------------------  --------------------------------
                                                     Weighted    Average                           Average
                                         Outstanding  Average  Outstanding              Yield/   Outstanding              Yield/
                                           Balance      Rate     Balance    Interest     Rate      Balance    Interest     Rate
                                         -----------  -------  ----------  ----------  --------  ----------  ----------  --------
Interest-earning assets:
  Loans                                   $  128,710    5.95%  $  129,147  $    5,684     5.87%  $  118,019  $    4,904     5.54%
  Investment securities (1)                   24,810    4.67%      26,550         985     4.95%      31,673       1,035     4.36%
  Interest-earning deposits                      799    5.03%         928          37     5.32%       3,548         100     3.76%
                                          ----------           ----------  ----------            ----------  ----------
     Total interest-earning assets           154,319    5.74%     156,625       6,706     5.71%     153,240       6,039     5.25%
  Non-interest-earning assets                 10,532                9,328          --                 9,061          --
                                          ----------           ----------  ----------            ----------  ----------
  Total assets                            $  164,851           $  165,953       6,706            $  162,301       6,039
                                          ==========           ==========  ==========            ==========  ==========


Interest-bearing liabilities:
  Savings deposits                            12,533    0.32%  $   13,473          35     0.35%  $   18,078          41     0.30%
  NOW accounts                                10,220    1.64%       8,568          89     1.38%       5,745          20     0.46%
  Money market accounts                       20,875    3.34%      20,208         472     3.11%      22,160         385     2.32%
  Certificates of deposit                     40,378    4.39%      42,628       1,367     4.28%      33,922         911     3.58%
                                          ----------           ----------  ----------            ----------  ----------
    Total interest-bearing deposits           84,006    3.19%      84,877       1,963     3.08%      79,905       1,357     2.26%
  FHLB advances                               49,985    4.80%      50,623       1,844     4.86%      50,627       1,541     4.06%
  Repurchase agreements                          848    1.00%         813           6     0.98%         769           5     0.87%
                                          ----------           ----------  ----------            ----------  ----------
    Total interest-bearing liabilities    $  134,839    3.77%  $  136,313       3,813     3.73%  $  131,301       2,903     2.95%
Non-interest-bearing liabilities:
  Demand deposits                             11,446               11,125                            10,340
  Other non-interest-bearing liabilities         683                  284                             1,403
  Total Liabilities                          146,968              147,722                           143,044
  Stockholders' Equity                        17,883               18,231                            19,257
                                          ----------           ----------                        ----------
     Total liabilities and equity         $  164,851           $  165,953                        $  162,301
                                          ==========           ==========                        ==========


Net interest income                                                        $    2,893                        $    3,136
                                                                           ==========                        ==========
Net interest rate spread (2)                            1.97%                             1.98%                             2.30%
Net interest-earning assets (3)           $   19,480          $    20,312                        $   21,939
                                          ==========          ===========                        ==========
Net interest margin (4)                                                                   2.46%                             2.73%
Average of interest-earning
    assets to interest-bearing
     liabilitities                                    114.45%                           114.90%                           116.71%


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

                                               Nine Months Ended March 31,
                                                     2007 vs. 2006
                                        ----------------------------------------
                                                     (In Thousands)

                                        Increase (Decrease) Due To:    Total
                                        --------------------------    Increase
                                           Volume         Rate       (Decrease)
                                         ----------    ----------    ----------

Interest-earning assets:
Loans                                    $      462    $      318    $      780
Investment securities                          (167)          117           (50)
Interest-earning deposits                       (74)           11           (63)
                                         ----------    ----------    ----------

     Total interest-earning assets              221           446           667
                                         ----------    ----------    ----------


Interest-bearing liabilities:
Savings deposits                                (10)            4            (6)
NOW                                              10            59            69
Money market                                    (34)          121            87
CDs                                             234           222           456
                                         ----------    ----------    ----------
Total deposits                                  200           406           606
FHLB advances                                    --           303           303
Repurchase agreements                             1            --             1
                                         ----------    ----------    ----------
    Total interest-bearing liabilities          201           709           910
                                         ----------    ----------    ----------

Change in net interest income            $       20    $     (263)   $     (243)
                                         ==========    ==========    ==========

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

         Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2007, cash and cash equivalents totaled $4.6 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $13.3 million at March 31, 2007. Our policies also allow for access to the wholesale funds market for up to 50.0% of total assets, or $82.4 million. At March 31, 2007, we had $50.0 million in FHLB advances outstanding, allowing the Company access up to $32.4 million in wholesale funds based on policy guidelines.

         At March 31, 2007, we had $4.0 million in loan commitments outstanding. In addition to commitments to originate loans, we had $14.6 million in unadvanced funds to borrowers. Certificates of deposit due within one year of March 31, 2007 totaled $23.4 million, or 24.5% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and FHLB borrowings and advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2007. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

         We have no material commitments or demands that are likely to affect our liquidity other than set forth below. In the event loan demand were to increase at a pace greater than expected, or any unforeseen demand or commitment were to occur, we would access our borrowing capacity with the FHLB.

         Our primary investing activities are the origination of loans and the purchase of securities. During the nine months ended March 31, 2007, we originated $12.8 million of loans. During the nine months ended March 31, 2006, we originated $26.9 million of loans and purchased $3.5 million of securities.

         Financing activities consist primarily of activity in deposit accounts and FHLB borrowings and advances. We experienced a net decrease in total deposits of $1.1 million and a net increase of $3.3 million for the nine months ended March 31, 2007 and 2006, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive. In addition, since our conversion to a federally chartered savings bank, we no longer have excess deposit insurance coverage, which was provided to us, as a Massachusetts savings bank, through the Depositors Insurance Fund. We do not anticipate any material run-off of deposits due to the loss of this excess deposit insurance coverage.

         FHLB borrowings and advances reflected a net decrease of $1.2 million and a net increase of $5.1 million during the nine months ended March 31, 2007 and 2006, respectively. FHLB borrowings and advances have primarily been used to fund loan demand and purchase securities.

         The Bank is subject to various regulatory capital requirements including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2007, the Bank exceeded all of its regulatory capital requirements and is considered "well capitalized" under regulatory guidelines.

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

         For the nine months ended March 31, 2007, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3.  Controls and Procedures

         Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure (1) that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms; and
(2) in timely alerting them to material information relating to the Company required to be filed in its periodic SEC filings. There has been no change in the Company's internal control over financial reporting during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

              Not applicable

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

              a) Not applicable

              b) Not applicable

              c) The following table presents a summary of the Company's share repurchases during the quarter ended March 31, 2007.

                                                                              Total Number of Shares     Maximum Number of
                                                                               Purchased as Part of   Shares That May Yet be
                                         Total Number of  Average Price Paid    Publicly Announced      Purchased Under the
          Period                        Shares Purchased      Per Share            Program (1)              Program (1)
-----------------------------------------------------------------------------------------------------------------------------
January 1 through January 31, 2007              0               $0.00                   0                     60,863
February 1 through February 28, 2007            0               $0.00                   0                     60,863
March 1 through March 31, 2007                  0               $0.00                   0                     60,863


              (1) On July 31, 2006 the Company announced that its Board of Directors had authorized a stock repurchase program pursuant to which the Company intends to purchase up to 5% of its issued and outstanding shares, or up to 138,863 shares. As of March 31, 2007, the Company had purchased 78,000 shares in accordance with the stock repurchase program.

Item 3.  Defaults Upon Senior Securities

              Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

              Not applicable

Item 5.  Other Information

              Not applicable

Item 6.  Exhibits

              10.10 Form of Employment Agreement by and between Charles R. Shediac, Senior Vice President/Chief Loan Officer and Georgetown Savings Bank
              31.1   Certification  of  Chief  Executive   Officer  pursuant  to
                     Section 302 of the Sarbanes-Oxley Act
              31.2   Certification  of  Chief  Financial   Officer  pursuant  to
                     Section 302 of the Sarbanes-Oxley Act
              32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

                            GEORGETOWN BANCORP, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   GEORGETOWN BANCORP, INC.
                                        (Registrant)




Date: May 12, 2007                 /s/ Robert E. Balletto
                                   -----------------------------------
                                   Robert E. Balletto
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)


                                   /s/ Joseph W. Kennedy
                                   -----------------------------------
                                   Joseph W. Kennedy
                                   Senior Vice President, Treasurer and
                                   Chief Financial Officer
                                   (Principal Accounting and Financial Officer)