Form 10KSB
period 2007-06-30
Georgetown Bancorp, Inc.
filed 2007-09-28
CIK 1302709

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

   [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                     For the Fiscal Year Ended June 30, 2007
                                       OR
[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
      For the transition period from_________________ to__________________

                        Commission File Number: 000-51102

                            Georgetown Bancorp, Inc.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)

            Federal                                            20-2107839
-------------------------------                          ----------------------
(State or Other Jurisdiction of                             (I.R.S. Employer
 Incorporation or Organization)                          Identification Number)

2 East Main Street, Georgetown, Massachusetts                     01833
---------------------------------------------                 -------------
   (Address of Principal Executive Office)                      (Zip Code)

                                 (978) 352-8600
                       ----------------------------------
                 (Issuer's Telephone Number including area code)

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

      Check  whether  the issuer is not  required  to file  reports  pursuant to
Section 13 or 15(d) of the Exchange Act. [ ]

      Check  whether the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the Registrant was required to file reports) and (2) has been subject to such requirements for the past 90 days.

(1) YES [X].    NO [ ].

(2) YES [X].    NO [ ].

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [ ]

      Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
              Yes [ ] No [X]

      The  Registrant's  revenues for the fiscal year ended June 30, 2007 were $
9.6 million.

      As of September 24, 2007, there were 2,668,187 shares issued and outstanding of the Registrant's Common Stock, including 1,527,487 shares owned by Georgetown Bancorp, MHC. The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of the Common Stock as of September 24, 2007 was $7.7 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

1.    Portions of Annual Report to Stockholders (Part II)

2.    Proxy Statement for the 2007 Annual Meeting of Stockholders (Part III)

      Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                             Georgetown Bancorp Inc.
                          ANNUAL REPORT ON FORM 10-KSB
                            FOR THE FISCAL YEAR ENDED
                                  JUNE 30, 2007

                                TABLE OF CONTENTS

ITEM                                PART I                                  PAGE

1     DESCRIPTION OF BUSINESS                                                 2
2     DESCRIPTION OF PROPERTY                                                33
3     LEGAL PROCEEDINGS                                                      33
4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                    33

                                    PART II

5     MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
      SMALL BUSINESS ISSUER PURCHASES OF SECURITIES                          33
6     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION              34
7     FINANCIAL STATEMENTS                                                   34
8     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
      AND FINANCIAL DISCLOSURE                                               34
8A    CONTROLS AND PROCEDURES                                                35
8B    OTHER INFORMATION                                                      35

                                    PART III

9     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND
      CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF
      THE EXCHANGE ACT                                                       35
10    EXECUTIVE COMPENSATION                                                 35
11    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS  AND MANAGEMENT
      AND RELATED STOCKHOLDER MATTERS                                        35
12    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
      DIRECTOR INDEPENDENCE                                                  35
13    EXHIBITS                                                               36
14    PRINCIPAL ACCOUNTANT FEES AND SERVICES                                 37

      SIGNATURES                                                             38

PART I

ITEM 1.     Description of Business

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

Georgetown Bancorp, MHC

      Georgetown Bancorp, MHC is the federally chartered mutual holding company parent of Georgetown Bancorp, Inc. Georgetown Bancorp, MHC has not engaged in any business to date, other than holding the majority of the voting stock of Georgetown Bancorp, Inc. The executive office of Georgetown Bancorp, MHC, is located at 2 East Main Street, Georgetown, Massachusetts 01833, and its telephone number is (978) 352-8600. Georgetown Bancorp, MHC is subject to comprehensive regulation and examination by the Office of Thrift Supervision (the "OTS).

Georgetown Bancorp, Inc.

      Georgetown Bancorp, Inc. (the "Company") is the mid-tier stock holding company for Georgetown Savings Bank. Georgetown Bancorp, Inc. is chartered under Federal law and currently owns 100% of the common stock of Georgetown Savings Bank. The executive office of Georgetown Bancorp, Inc. is located at 2 East Main Street, Georgetown, Massachusetts 01833, and its telephone number is (978) 352-8600. Georgetown Bancorp, Inc. is subject to comprehensive regulation and examination by the OTS.

Georgetown Savings Bank

      Georgetown Savings Bank (the "Bank") is a federally chartered savings bank headquartered in Georgetown, Massachusetts. Georgetown Savings Bank was
originally founded in 1868. In connection with its reorganization and stock offering, Georgetown Savings Bank converted from a Massachusetts-chartered savings bank to a federally chartered savings bank on January 5, 2005. Georgetown Savings Bank conducts business from its main office located at 2 East Main Street in Georgetown, Massachusetts, and its branch offices located in North Andover, Massachusetts and Rowley, Massachusetts. The telephone number at its main office is (978) 352-8600. Georgetown Savings Bank is subject to comprehensive regulation and examination by the OTS.

General

      Our principal business has consisted of attracting retail deposits from the general public in the Essex County, Massachusetts region and southern New Hampshire and investing those deposits, together with funds generated from operations, primarily in one- to four-family residential mortgage loans and, to a lesser extent, home equity loans and lines of credit, multi-family and commercial real estate loans, construction loans, commercial loans, consumer loans, and investment securities. The Company's strategic plan includes a greater emphasis on developing commercial business activities, both deposit and lending customer relationships. It is expected that these commercial relationships may be outside the existing primary market area. The strategic plan also reflects the development of a mortgage banking operation, whereby a portion of residential loan originations will be sold, both on a servicing retained and servicing released basis. Our revenues are derived principally from interest on loans and securities. We also generate revenues from fees and service charges and other income. Our primary sources of funds are deposits, borrowings and principal and interest payments on loans and securities.

Risk Factors

      Our loan portfolio includes loans with a higher risk of loss. Georgetown Savings Bank originates commercial and industrial loans, commercial real estate loans, consumer loans, and residential mortgage loans primarily within our market area. In accordance with the Company's strategic plan, it is expected that commercial relationships may be developed outside the existing primary market area. Georgetown Savings Bank is developing and implementing a lending strategy that focuses less on residential real estate lending and more on servicing commercial customers, including increased emphasis on commercial and industrial lending and commercial deposit relationships. Commercial and industrial loans, commercial real estate loans, and consumer loans may expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans may not be sold as easily as residential real estate. In addition, commercial real estate and commercial and industrial loans may also involve relatively large loan balances to individual borrowers or groups of borrowers. These loans also have greater credit risk than residential real estate for the following reasons:

  o Commercial and Industrial Loans. Repayment is generally dependent upon the successful operation of the borrower's business.

  o Commercial Real Estate Loans. Repayment is dependent on income being generated in amounts sufficient to cover operating expenses and debt service.

  o Consumer Loans. Consumer loans are collateralized, if at all, with assets that may not provide an adequate source of payment of the loan due to depreciation, damage or loss.

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

      Our local economy may affect our future growth possibilities. Our current market area is principally located in Essex County, Massachusetts region and, to a lesser extent, southern New Hampshire. Our future growth opportunities depend on the growth and stability of our regional economy and our ability to expand our market area. A downturn in our local economy may limit funds available for deposit and may negatively affect our borrowers' ability to repay their loans on a timely basis, both of which could have an impact on our profitability. In accordance with the Company's strategic plan, it is expected that commercial relationships may be developed outside the existing primary market area

      We depend on our  executive  officers  and key  personnel  to continue the implementation of our long-term business strategy and could be harmed by the loss of their services. We believe that our continued growth and future success will depend in large part upon the skills of our management team. The competition for qualified personnel in the financial services industry is intense, and the loss of our key personnel or an inability to continue to attract, retain and motivate key personnel could adversely affect our business. We cannot assure you that we will be able to retain our existing key personnel or attract additional qualified personnel. Although we have employment agreements with our President and Chief Executive Officer and our Chief Financial Officer, the loss of the services of one or more of our executive officers and key personnel could impair our ability to continue to develop our business strategy.

      We  operate in a highly  regulated  environment,  and  changes in laws and regulations  to which  we are  subject  may  adversely  affect  our  results  of operations. Georgetown Savings Bank is subject to extensive regulation, supervision and examination by the OTS, as its chartering authority, and by the Federal Deposit Insurance Corporation (the "FDIC") as the insurer of its deposits up to certain limits. In addition, the OTS regulates and oversees Georgetown Bancorp, Inc. and Georgetown Bancorp, MHC. We also belong to the Federal Home Loan Bank System and, as a member of such system, we are subject to certain limited regulations promulgated by the Federal Home Loan Bank of Boston (the"FHLB"). This regulation and supervision limits the activities in which we may engage. The purpose of regulation and supervision is primarily to protect our depositors and borrowers and, in the case of FDIC regulation, the FDIC's insurance fund. Regulatory authorities have extensive discretion in the exercise of their supervisory and enforcement powers. They may, among other things, impose restrictions on the operation of a banking institution, the classification of assets by such institution and such institution's allowance for loan losses. Regulatory and law enforcement authorities also have wide discretion and extensive enforcement powers under various consumer protection and civil rights laws, including the Truth-in-Lending Act, the Equal Credit Opportunity Act, the Fair Housing Act, and the Real Estate Settlement Procedures Act. Any change in the laws or regulations applicable to us, or in banking regulators' supervisory policies or examination procedures, whether by the OTS, the FDIC, other state or federal regulators, or the United States Congress could have a material adverse effect on our business, financial condition, results of operations and cash flows.

      Competition in our primary market area may reduce our ability to attract and retain deposits and originate loans. We operate in a competitive market for both attracting deposits, which is our primary source of funds, and originating loans. Historically, our most direct competition for savings deposits has come from credit unions, community banks, large commercial banks and thrift institutions in our primary market area. Particularly in times of extremely low or extremely high interest rates, we have faced additional significant competition for investors' funds from brokerage firms and other firms' short-term money market securities and corporate and government securities. Our competition for loans comes principally from mortgage brokers, commercial banks, other thrift institutions, and insurance companies. Such competition for the origination of loans and deposits may limit our future growth and earnings prospects.

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

Market Area

      We primarily serve communities located in Essex County, Massachusetts region and, to a lesser extent, southern New Hampshire. Our primary lending and deposit gathering areas are concentrated in the towns of Georgetown, Rowley, and North Andover, Massachusetts and communities contiguous to Georgetown, Rowley, and North Andover. At June 30, 2007, 78.8% of our total loan portfolio consisted of loans secured by real estate located in Essex County, Massachusetts. In accordance with the Company's strategic plan, it is expected that commercial relationships may be developed outside the existing primary market area

      Essex County is located in the northeastern portion of Massachusetts, a largely suburban area adjacent to the city of Boston. Georgetown is located 30 miles north of Boston near Interstate 95, the major north-south highway that runs along the East Coast of the United States. Consistent with suburban areas located near large metropolitan areas in general, the economy in Georgetown Savings Bank's market area is based on a mixture of service, manufacturing, wholesale/retail trade, and state and local government. The market area also serves as a bedroom community for individuals employed in nearby Boston. Maintaining operations near a large metropolitan area serves as a benefit to Georgetown Savings Bank in periods of economic growth, while at the same time fosters significant competition for financial services. Future growth opportunities for Georgetown Savings Bank depend in part on national economic growth factors, the future economic growth in our market area and the intensity of the competitive environment for financial services.

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

Lending Activities

      Our principal lending activity has been the origination of first mortgage loans for the purchase or refinancing of one- to four-family residential real property. We have historically retained all loans that we originate, although we will occasionally enter into loan participations. The Company's strategic plan includes a greater emphasis on developing commercial business activities, both deposit and lending customer relationships. It is expected that these commercial relationships may be outside the existing primary market area. The strategic plan also reflects the development of a mortgage banking operation, whereby a portion of residential loan originations will be sold, both on a servicing retained and servicing released basis. One- to four-family residential real estate mortgage loans represented $94.8 million, or 73.7% of our total loan portfolio at June 30, 2007. We also offer home equity loans and lines of credit, multi-family and commercial real estate loans, and construction loans and, to a lesser extent, commercial and consumer loans. At June 30, 2007, home equity loans and lines of credit totaled $10.3 million, or 8.0% of our loan portfolio, multi-family and commercial real estate loans totaled $14.6 million, or 11.3% of our loan portfolio, construction mortgage loans totaled $6.0 million, or 4.7% of our loan portfolio, and commercial loans totaled $2.2 million, or 1.7% of our loan portfolio. We also originate consumer loans that are not secured by real estate, including automobile loans, deposit account loans and unsecured personal loans. At June 30, 2007, such loans totaled $763,000, or 0.6% of our loan portfolio.

      Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan as of the dates indicated.

                                                     At June 30,
                                     -------------------------------------------
                                             2007                  2006
                                     --------------------   --------------------
                                       Amount     Percent    Amount     Percent
                                     ----------   -------   ---------   -------
                                               (Dollars in thousands)

Mortgage loans:
    One-to-four family residential   $   94,806    73.74%   $  95,478    73.66%
    Multi-family
     and commercial real estate          14,556    11.32       11,891     9.17
    Construction                          5,987     4.66        9,529     7.35
    Home equity loans
     and lines of credit                 10,304     8.01       10,614     8.19
Commercial                                2,157     1.68        1,486     1.15
Consumer                                    763     0.59          617     0.48
                                     ----------   ------    ---------   ------

         Total loans                    128,573   100.00%     129,615   100.00%
                                                  ======                ======

Other items:
Net defered loan origination costs          165                   179
Allowance for loan losses                (1,079)               (1,016)
                                     ----------             ---------

Total loans, net                     $  127,659             $ 128,778
                                     ==========             =========

      Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at June 30, 2007. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

                                                 Multi-family
                                                and Commercial                             Home Equity Loans
                        One-to-four family        Real Estate          Construction       and Line of Credit
                       --------------------   -------------------   -------------------   -------------------
                                   Weighted              Weighted              Weighted              Weighted
                                   Average               Average               Average               Average
                        Amount       Rate      Amount      Rate      Amount      Rate      Amount      Rate
                       ---------   --------   --------   --------   --------   --------   --------   --------
                                                       (Dollars in thousand)
Due During the Years
Ending June 30,
---------------
2008                   $     414     7.00%    $     --       --%    $  2,800     7.37%    $     --       --%
2009                         385     6.48           --       --        1,093     8.53           --       --
2010                         248     4.67           --       --           --       --           92     5.58
2011-2012                    439     6.13        4,714     7.82           --       --          305     6.80
2013-2017                  9,243     5.19        4,035     7.14        1,037     7.25          743     6.80
2018-2022                 18,180     5.19        1,679     7.23          410     6.13        2,591     7.54
2023 and beyond           65,897     5.61        4,128     7.14          647     6.80        6,573     7.87
                       ---------              --------              --------              --------

            Total      $  94,806     5.50%    $ 14,556     7.37%    $  5,987     7.42%    $ 10,304     7.66%
                       =========              ========              ========              ========

                            Commercial             Consumer                Total
                       --------------------   -------------------   -------------------
                                   Weighted              Weighted               Weighted
                                   Average               Average                Average
                        Amount       Rate      Amount      Rate      Amount       Rate
                       ---------   --------   --------   --------   ---------   --------
Due During the Years
Ending June 30,
---------------
2008                   $     822     8.23%    $    248    10.85%    $   4,284     7.70%
2009                         193     8.20           53     9.09         1,724     8.06
2010                         149     6.34           84     5.92           573     5.43
2011-2012                    566     7.55          293     8.49         6,317     7.66
2013-2017                    351    11.17           33    10.33        15,442     6.06
2018-2022                     --       --           --       --        22,860     5.63
2023 and beyond               76    10.35           52     5.48        77,373     5.90
                       ---------              --------              ---------

            Total      $   2,157     8.47%    $    763     8.89%    $ 128,573     6.04%
                       =========              ========              =========

      The following table sets forth the scheduled repayments of fixed and adjustable-rate loans at June 30, 2007 that are contractually due after June 30, 2008.

                                            Due After June 30, 2008
                                ----------------------------------------------
                                  Fixed          Adjustable           Total
                                ----------      ------------       -----------
                                             (Dollars in thousand)

One-to-four family              $   64,429        $   29,963       $    94,392
Multi-family and
 Commercial real estate              8,461             6,095            14,556
Construction                         3,187                --             3,187
Home equity loans
 and lines of credit                 3,729             6,575            10,304
Commercial                             640               695             1,335
Consumer                               389               126               515
                                ----------        ----------       -----------

            Total loans         $   80,835        $   43,454       $   124,289
                                ==========        ==========       ===========

      One- to Four-Family Residential Loans. Our primary lending activity has consisted of the origination of one- to four-family residential mortgage loans substantially all of which are secured by properties located in our primary market area. At June 30, 2007, $94.8 million, or 73.7% of our loan portfolio, consisted of one- to four-family residential mortgage loans. Historically, we have generally retained for our portfolio all loans that we originate, however the Company's strategic plan reflects the development of a mortgage banking operation, whereby a portion of residential loan originations will be sold, both on a servicing retained and servicing released basis. One- to four-family mortgage loan originations are generally obtained from our outside and in-house loan representatives, from existing or past customers, through advertising, and through referrals from local real estate brokers and attorneys and are underwritten pursuant to Georgetown Savings Bank's policies and standards. Generally, one- to four-family residential mortgage loans are originated in amounts up to 80% of the lesser of the appraised value or purchase price of the property, with private mortgage insurance required on loans with a loan-to-value ratio in excess of 80%. Fixed rate mortgage loans generally are originated for terms of 10, 15, 20, 25, 30 and 40 years. Generally, all fixed rate residential mortgage loans are underwritten according to secondary market policies and procedures.

      We also offer adjustable-rate mortgage loans for one- to four-family properties, primarily with an interest rate based on the one-year Constant Maturity Treasury Bill Index, which adjusts annually from the outset of the loan or which adjusts annually after a three-or five-year initial fixed rate period. We originated $2.0 million of adjustable rate one- to four-family residential loans during the fiscal year ended June 30, 2007, as compared to total originations of $6.1 million one- to four-family residential loans during the same period. Our adjustable rate mortgage loans generally provide for maximum rate adjustments of 2% per adjustment, with a lifetime maximum adjustment up to 6%, regardless of the initial rate. Our adjustable rate mortgage loans amortize over terms of up to 30 years. Generally, all adjustable-rate residential mortgage loans are underwritten according to secondary market policies and procedures.

      Adjustable rate mortgage loans decrease the risk associated with changes in market interest rates by periodically repricing, but involve other risks because, as interest rates increase, the underlying payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustments permitted by our loan documents and, therefore, the effectiveness of adjustable rate mortgage loans may be limited during periods of rapidly rising interest rates. At June 30, 2007, $30.0 million, or 31.6% of our one- to four-family residential loans, had adjustable rates of interest.

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

      All residential mortgage loans that we originate include "due-on-sale" clauses, which give us the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid. Regulations limit the amount that a savings bank may lend relative to the appraised value of the real estate securing the loan, as determined by an appraisal of the property at the time the loan is originated. All borrowers are required to obtain title insurance for the benefit of Georgetown Savings Bank. We also require homeowner's insurance and fire and casualty insurance and, where circumstances warrant, flood insurance on properties securing real estate loans. Our loan policy provides that we will not originate loans secured by real estate that contains underground fuel storage tanks. At June 30, 2007, our largest residential mortgage loan had a principal balance of $1.3 million and was secured by a residence located in Salisbury, Massachusetts. This loan was performing in accordance with its repayment terms.

      Home Equity Loans and Home Equity Lines of Credit. We also offer home equity loans and home equity lines of credit, both of which are secured by one- to four-family residences. At June 30, 2007, home equity loans and equity lines of credit totaled $10.3 million, or 8.0% of total loans. Additionally, at June 30, 2007, the unadvanced amounts of home equity lines of credit totaled $11.6 million. The underwriting standards utilized for home equity loans and equity lines of credit include a determination of the applicant's credit history, an assessment of the applicant's ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan. The combined loan-to-value ratio for home equity loans and equity lines of credit is generally limited to 80%. Home equity loans are offered with fixed rates of interest and with terms of up to 15 years. Our home equity lines of credit have adjustable rates of interest that are equal to the prime rate, as reported in The Wall Street Journal.

      Multi-Family and Commercial Real Estate Loans. We originate multi-family and commercial real estate loans, including commercial lines of credit, that are generally secured by five or more unit apartment buildings and properties used for business purposes such as small office buildings or retail facilities primarily located in our primary market area. In accordance with the Company's strategic plan, it is expected that commercial relationships may be developed outside the existing primary market area. At June 30, 2007, multi-family and commercial real estate mortgage loans totaled $14.6 million, which amounted to 11.3% of total loans. Our real estate underwriting policies provide that such loans may be made in amounts of up to 80% of the appraised value of the property, provided such loan complies with our loans-to-one borrower limit for these types of loans. Our loans-to-one borrower limit is 15% of Georgetown Savings Bank's unimpaired capital, which, at June 30, 2007 was $2.4 million. Our multi-family and commercial real estate loans may be made with terms of up to 25 years and are offered with interest rates that are fixed or adjust periodically and are generally indexed to the prime rate as reported in The Wall Street Journal. In reaching a decision on whether to make a multi-family or commercial real estate loan, we consider the net operating income of the property, the borrower's expertise and credit history, and the profitability of the underlying business and the value of the underlying property. In addition, with respect to real estate rental properties, we will also consider the term of the lease and the quality of the tenants. We generally require that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.2 times. Environmental surveys are generally required for commercial real estate loans. Generally, multi-family and commercial real estate loans made to corporations, partnerships and other business entities require the principals to execute the loan agreements in their individual capacity as well as signing on behalf of such business entity.

      A commercial borrower's financial information is monitored on an ongoing basis by requiring periodic financial statement updates, payment history reviews and periodic face-to-face meetings with the borrower. We require commercial borrowers to provide annually updated financial statements and federal tax returns. These requirements also apply to the individual principals of our commercial borrowers. We also require borrowers with rental investment property to provide an annual report of income and expenses for the property, including a tenant list and copies of leases, as applicable. The largest multi-family and commercial real estate loan in our portfolio at June 30, 2007 was a $1.2 million loan located in Revere, Massachusetts, and secured by commercial and residential real estate. This loan was performing according to its terms at June 30, 2007.

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

      Construction Loans. We originate construction loans for the development of one- to four-family residential properties primarily located in our primary market area. Residential construction loans are generally offered to experienced local developers operating in our primary market area and to individuals for the construction of their personal residences. At June 30, 2007, residential construction loans amounted to $1.6 million, or 1.2% of total loans. At June 30, 2007, the unadvanced portion of these residential construction loans totaled $375,000.

      Our residential construction loans generally provide for the payment of interest only during the construction phase, which is usually 12 months. In the case of construction loans to individuals for the construction of their primary residences, our policies require that the loan convert to a permanent mortgage loan at the end of the construction phase. Residential construction loans can be made with a maximum loan-to-value ratio of 90%, provided that the borrower obtains private mortgage insurance on the loan if the loan balance exceeds 80% of the appraised value or sales price, whichever is less, of the secured property. At June 30, 2007, the largest outstanding residential construction loan commitment was for $500,000 for the construction of a residence located in New Boston, New Hampshire, $410,000 of which was outstanding. This loan was performing according to its terms at June 30, 2007. Residential construction loans are generally made on the same terms as our one- to four-family mortgage loans.

      Before making a commitment to fund a residential construction loan, we require an appraisal on the property by an independent licensed appraiser. We also review and inspect each property before disbursement of funds during the terms of the construction loan. Loan proceeds are disbursed after inspection based on the percentage of completion method.

      We also make construction loans for commercial development projects. The projects include multi-family, apartment and small retail and office buildings. These loans generally have an interest-only phase during construction and based on the prime rate, as published in The Wall Street Journal. Disbursements of funds are at our sole discretion and are based on the progress of construction. The maximum loan-to-value ratio limit applicable to these loans is generally 80%. At June 30, 2007, commercial construction loans totaled $4.4 million, or 3.4% of total loans. At June 30, 2007, the unadvanced portion of these commercial construction loans totaled $3.4 million. At June 30, 2007, the largest commercial construction loan commitment was for $1.9 million located in Hyde Park, Massachusetts, $496,000 of which was outstanding. This loan was performing according to its terms at June 30, 2007.

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

      Commercial Loans. At June 30, 2007, we had $2.2 million in commercial loans, which amounted to 1.7% of total loans. We make commercial business loans primarily in our market area to a variety of professionals, sole proprietorships and small businesses. In accordance with the Company's strategic plan, it is expected that commercial relationships may be developed outside the existing primary market area. Commercial lending products include term loans and revolving lines of credit. The maximum amount of a commercial business loan is limited by our loans-to-one-borrower limit. Our loans-to-one borrower limit is 15% of Georgetown Savings Bank's unimpaired capital, which at June 30, 2007, was $2.4 million. Such loans are generally used for short and long-term working capital purposes such as purchasing inventory, equipment or furniture. Commercial loans are made with either adjustable or fixed rates of interest and fixed maturity or lines of credit. Variable rates are generally based on the prime rate, as published in The Wall Street Journal, plus a margin. Fixed rate commercial loans are set either at a margin above the FHLB comparable advance rate or the prime rate swap curve. When making commercial loans, we consider the financial statements of the borrower, our lending history with the borrower, the debt service capabilities of the borrower, the projected cash flows of the business and the value of the collateral, if applicable. Commercial loans are generally secured by a variety of collateral, primarily accounts receivable, inventory and equipment, and we also require the business principals to execute such loans in their individual capacities. Depending on the amount of the loan and the collateral used to secure the loan, commercial loans are made in amounts of up to 90% of the value of the collateral securing the loan. Commercial loans generally have greater credit risk than residential mortgage loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial loans generally are made on the basis of the borrower's ability to repay the loan from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself. Further, any collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value. We seek to minimize these risks through our underwriting standards. At June 30, 2007, our largest outstanding commercial loan was for $350,000 and was unsecured. This loan was performing according to its terms at June 30, 2007.

      Consumer Loans. We offer a limited range of consumer loans, principally to Georgetown Savings Bank customers residing in our primary market area with acceptable credit ratings. Our consumer loans generally consist of loans on new and used automobiles, loans secured by deposit accounts and unsecured personal loans. Consumer loans totaled $763,000, or 0.6% of our total loan portfolio at June 30, 2007.

      Origination, Participation and Servicing of Loans. Lending activities are conducted primarily by our loan personnel operating at our main and branch office locations. All loans originated by us are underwritten pursuant to our policies and procedures. We originate both adjustable rate and fixed rate loans. Our ability to originate fixed or adjustable rate loans is dependent upon the relative customer demand for such loans, which is affected by the current and expected future levels of market interest rates. From time to time, we will participate in loans, sometimes as the "lead lender." Whether we are the lead lender or not, we underwrite our participation portion of the loan according to our own underwriting criteria and procedures. At June 30, 2007, we had $1.3 million in loan participation interests.

      Historically, we have generally retained in our portfolio and serviced all loans that we originated. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. The Company's strategic plan reflects the development of a mortgage banking operation, whereby a portion of residential loan originations will be sold, both on a servicing retained and servicing released basis.

      During the fiscal year ended June 30, 2007, we originated $6.1 million of fixed rate and adjustable rate one- to four-family loans, all of which loans were retained by us.

      The following table shows our loan originations, sales and repayment activities for the fiscal years indicated.

                                                          Years ended June 30,
                                                       ------------------------
                                                          2007           2006
                                                       ----------    ----------
                                                             (In thousands)
Total Loans at begininng of year                       $  129,615    $  115,526
Loans originated:
  One to four family                                        6,121        23,895
  Multi-family and commercial real estate                   4,817         3,750
  Construction                                              7,075         7,217
  Home equity loans and lines of credit                     3,658         7,435
  Commercial                                                1,963         1,085
  Consumer                                                    625           619
                                                       ----------    ----------
    Total loans originated                                 24,259        44,001
  Loans purchased                                              --            --
Deduct:
    Principal repayments                                  (25,301)      (29,912)
    Loan sales                                                 --            --
                                                       ----------    ----------
Net loan activity                                          (1,042)       14,089
                                                       ----------    ----------
Total loans at end of year                             $  128,573    $  129,615
                                                       ==========    ==========

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

      Georgetown Savings Bank's policies and loan approval limits are established by the Board of Directors. The Board of Directors has designated certain individuals of Georgetown Savings Bank (ranging from senior management to senior loan underwriter) (the "Designated Individuals") to consider and approve loans within their designated authority. Loans in amounts above the authorized limits of the Designated Individuals and loans outside of the designated authority of the Designated Individuals require the approval of Georgetown Savings Bank's Loan Committee. The Loan Committee consists of two non-employee directors and three employees of Georgetown Savings Bank. All loans, which are approved by the Designated Individuals, are reviewed and ratified by the Loan Committee and the full Board of Directors of Georgetown Savings Bank.

      With regard to the lending authority of the Designated Individuals, Georgetown Savings Bank's President and Chief Executive Officer, Senior Vice President and Chief Loan Officer and Vice President and Senior Loan Officer each possess individual authority to approve all residential types of credit in amounts up to $750,000. Any two of these three Designated Individuals may also approve all residential types of credits in amounts up to $1 million on a combined basis. With regard to commercial lending authority of the Designated Individuals, Georgetown Savings Bank's President and Chief Executive Officer and Senior Vice President and Chief Loan Officer each possess individual authority to approve all commercial types of credit in amounts up to $750,000 and the Vice President and Senior Loan Officer possesses individual authority to approve all commercial types of credit in amounts up to $500,000. Georgetown Savings Bank's President and Chief Executive Officer and Senior Vice President and Chief Loan Officer may also approve all commercial types of credits in amounts up to $1 million on a combined basis. Georgetown Savings Bank's senior loan underwriter possesses individual authority to approve one- to four-family mortgage loans that meet the eligibility requirements for sale to Fannie Mae on the secondary mortgage market.

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

Non-performing and Problem Assets

      Georgetown Savings Bank commences collection efforts when a loan becomes seven days past due with system generated reminder notices. Subsequent late charge and delinquent notices are issued and the account is monitored on a regular basis thereafter. Personal, direct contact with the borrower is attempted early in the collection process as a courtesy reminder and later to determine the reason for the delinquency and to safeguard Georgetown Savings Bank's collateral. When a loan is more than 60 days past due, the credit file is reviewed and, if deemed necessary, information is updated or confirmed and collateral re-evaluated. We make every effort to contact the borrower and develop a plan of repayment to cure the delinquency. All loans 30 days past due are reported to the Loan Committee and the Board of Directors. Upon direction of the Loan Committee, if no repayment plan is in process, the file is referred to counsel for the commencement of foreclosure or other collection efforts.

      Loans are generally placed on non-accrual status when they are more than 90 days delinquent, unless the credit is well secured and in process of collection. When loans are placed on a non-accrual status, unpaid accrued interest is fully reserved, and further income is recognized only to the extent cash payments are received.

      Non-performing Loans. At June 30, 2007, $2.3 million or 1.8% of our total loans were non-performing loans. These loans consisted of five loans to five individual borrowers. Four of the loans are secured by real property including, personal residence and commercial real estate. One of the loans is an unsecured consumer loan. Included in the non-performing loan total at June 30, 2007 were two loans totaling $1.7 million that have been restructured. As of June 30, 2007 the borrowers were performing in accordance with the restructured terms.

      Potential problem loans are loans that are currently performing and are not included in non-accrual loans below, but may be delinquent. These loans require an increased level of management attention and may be included at a later date in non-accrual loans, so they are considered by management in assessing the adequacy of the allowance for loan losses. At June 30, 2007, $1.2 million or 1.0% of total loans had been identified as potential problem loans.

      Non-performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. Delinquent loans that are 90 days or more past due are generally considered non-performing assets.

                                                               At June 30,
                                                         ----------------------
                                                           2007          2006
                                                         ---------    ---------
                                                         (Dollars in thousands)
Non-accrual loans:
   One-to-four family                                    $     517    $     519
   Multi-family and commercial real estate                      --          321
   Construction                                                 --           --
   Home equity loans and lines of credit                        47           --
   Commercial                                                   --           --
   Consumer                                                      1           --
                                                         ---------    ---------
   Total non-accrual loans                                     565          840
                                                         ---------    ---------

Loans greater than 90 days delinquent
   and still accruing:
   One-to-four family                                           --           --
   Multi-family and commercial real estate                      --           --
   Construction                                                 --           --
   Home equity loans and lines of credit                        --           50
   Commercial                                                   --           --
   Consumer                                                     --           10
                                                         ---------    ---------
   Total loans 90 days and still accruing                       --           60
                                                         ---------    ---------

Restructured loans                                           1,701          226

   Total non-performing loans                                2,266        1,126
                                                         ---------    ---------

   Total non-performing assets                           $   2,266    $   1,126
                                                         =========    =========

Ratios:
   Non-performing loans to total
     loans, including net deferred loan costs                 1.76%        0.87%
   Non-performing assets to total assets                      1.37%        0.67%

      At June 30, 2007, non-accrual loans totaled $565,000. For the fiscal year ended June 30, 2007, gross interest income that would have been recorded had these non-accruing loans been current in accordance with their original terms amounted to $25,000. Interest income recognized on such loans for the fiscal year ended June 30, 2007 was $2,000.

      Delinquent Loans. The following table sets forth the number and amount of delinquent loans by type at the dates indicated.

                                                           Loans Delinquent For
                                             -------------------------------------------------
                                                     60-89 Days            90 Days and Over              Total
                                             -----------------------   -----------------------   -----------------------
                                               Number       Amount       Number       Amount       Number       Amount
                                             ----------   ----------   ----------   ----------   ----------   ----------
                                                                         (Dollars in thousands)
At June 30, 2007
----------------
   One-to-four family                                 1   $       75            1   $      517            2   $      592
   Multi-family and commercial real estate           --           --           --           --           --           --
   Construction                                      --           --           --           --           --           --
   Home equity loans and lines of credit             --           --            1           47            1           47
   Commercial                                        --           --           --           --           --           --
   Consumer                                          --           --            1            1            1            1
                                             ----------   ----------   ----------   ----------   ----------   ----------
     Total                                            1   $       75            3   $      565            4   $      640
                                             ==========   ==========   ==========   ==========   ==========   ==========

At June 30, 2006
----------------
   One-to-four family                                 1   $      171            1   $      519            2   $      690
   Multi-family and commercial real estate           --           --            1          321            1          321
   Construction                                      --           --           --           --           --           --
   Home equity loans and lines of credit              1           99            1           50            2          149
   Commercial                                         1            2           --           --            1            2
   Consumer                                          --           --            1           10            1           10
                                             ----------   ----------   ----------   ----------   ----------   ----------
     Total                                            3   $      272            4   $      900            7   $    1,172
                                             ==========   ==========   ==========   ==========   ==========   ==========

      Classified Assets. OTS regulations provide that loans and other assets of lesser quality should be classified as "substandard," "doubtful" or "loss" assets. An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that we will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. We classify an asset as "special mention" if the asset has a potential weakness that warrants management's close attention.

      On the basis of management's review of our assets, at June 30, 2007, we had classified $802,000 of our assets as special mention, which consisted of six loans to five separate borrowers. At June 30, 2007, we had classified $2.0 million of our assets as substandard, which consisted of five loans to four separate borrowers, of which $564,000 of those assets classified as substandard were on non-accrual status. At June 30, 2007, we had classified $1,000 of our assets as a loss, which was reserved for at 100% and on non-accrual status. The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations. Not all classified assets constitute non-performing assets.

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

      An unallocated component may be maintained to cover uncertainties that could affect management's estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating losses in the portfolio, because regardless of the extent of our analysis of customer performance, portfolio trends or risk management processes, certain inherent but undetected losses are probable within our loan portfolio. Actual loan losses may be significantly more than the allowances we have established, which could have a material negative effect on our financial results.

      In addition, as an integral part of their examination process, the OTS will periodically review our allowance for loan losses. Such agency may require that we recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

      Allowance for Loan Losses. The following table sets forth activity in our allowance for loan losses for the fiscal years indicated.

                                                         At or For the Years
                                                            Ended June 30,
                                                    ---------------------------
                                                       2007             2006
                                                    ----------       ----------
                                                       (Dollars in thousands)

Balance at beginning of period                      $    1,016       $      882
                                                    ----------       ----------

Charge-offs:
  One to four family                                        --               --
  Multi-family and commercial real estate                   --               --
  Construction                                              --               --
  Home equity loans and lines of credit                     31               --
  Commercial                                                12               --
  Consumer                                                  19                8
                                                    ----------       ----------
    Total charge-offs                                       62                8

Recoveries:
  One to four family                                        --               23
  Multi-family and commercial real estate                   10                8
  Construction                                              --               --
  Home equity loans and lines of credit                     --               --
  Commercial                                                 1               --
  Consumer                                                   9                3
                                                    ----------       ----------
    Total recoveries                                        20               34

Net (charge-offs) recoveries                               (42)              26
Provision for loan losses                                  105              108
                                                    ----------       ----------

Balance at end of year                              $    1,079       $    1,016
                                                    ==========       ==========

Ratios:
Net charge-offs to average loans
  outstanding (annualized)                                0.03%            0.02%
Allowance for loan losses to
  non-performing loans at end of period                  47.62%           90.23%
Allowance for loan losses to
  total loans at end of period (1)                        0.84%            0.78%

_______________
(1) Total loans, including net deferred loan costs, at June 30, 2007 and 2006 were $128.7 million and $129.8 million, respectively.

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

                                                                 At June 30,
                             ------------------------------------------------------------------------------------
                                               2007                                       2006
                             ---------------------------------------    -----------------------------------------
                                                         Percent of
                                              Loan        Loans in                                   Percent of
                              Allowance     Balances        Each         Allowance       Loan       Loans in Each
                              for Loan         by        Category to     for Loan      Balances      Category to
                               Losses       Category     Total Loans      Losses      by Category    Total Loans
                             -----------   -----------   -----------    -----------   -----------   -------------
                                                            (Dollars in thousands)
One-to-four family           $       284   $    94,806         73.74%   $       318   $    95,478           73.66%
Multi-Family and
  commercial real estate             386        14,556         11.32%           356        11,891            9.17%
Construction                         150         5,987          4.66%           143         9,529            7.35%
Home equity loans
  and lines of credit                180        10,304          8.01%           144        10,614            8.19%
Commercial                            55         2,157          1.68%            32         1,486            1.15%
Consumer                              24           763          0.59%            23           617            0.48%
                             -----------   -----------   -----------    -----------   -----------   -------------

Total                        $     1,079   $   128,573        100.00%   $     1,016   $   129,615          100.00%
                             ===========   ===========   ===========    ===========   ===========   =============

      Each quarter, management evaluates the total balance of the allowance for loan losses based on several factors that are not loan specific, but are reflective of the inherent losses in the loan portfolio. This process includes, but is not limited to, a review of several qualitative loan portfolio risk factors. We group loans by delinquency status and all loans 90 days or more delinquent are evaluated individually, based primarily on the value of the collateral securing the loan. Specific loss allowances are established as required by this analysis. All loans for which a specific loss allowance has not been assigned are segregated by type and a loss allowance is established by using loss experience data and management's judgment concerning other qualitative loan portfolio risk factors it considers significant. The allowance is allocated to each category of loan based on the results of the above analysis.

      This analysis process is inherently subjective, as it requires us to make estimates that are susceptible to revisions as more information becomes available. Although we believe that we have established the allowance at levels to absorb probable and estimable losses, future additions may be necessary if economic or other conditions in the future differ from the current environment.

Investments

      The Investment Policy is reviewed annually by management and any changes to the policy are recommended to and are subject to the approval of our Board of Directors. Authority to make investments under the approved Investment Policy guidelines is delegated to appropriate officers. While general investment strategies are developed by the Asset/Liability Committee and authorized by the Board of Directors, the execution of specific actions rests with our President and Chief Executive Officer or our Chief Financial Officer, who may act individually or jointly. Our President and Chief Executive Officer and Chief Financial Officer are both responsible for ensuring that the guidelines and requirements included in the Investment Policy are followed and that all securities are considered prudent for investment. Each of these individuals is authorized to execute investment transactions (purchases and sales) up to $2 million per transaction without the prior approval of the Executive Committee and within the scope of the established Investment Policy. Each transaction in excess of $2 million must receive prior approval of the Executive Committee. All investment transactions are reviewed at regularly scheduled meetings of the Board of Directors. The Executive Committee is comprised of our Chairman and four other non-employee directors.

      Federally chartered thrifts have authority to invest in various types of assets, including government-sponsored enterprises, securities of various federal agencies, mortgage-backed securities, certain certificates of deposit of insured financial institutions, overnight and short-term loans to other banks, corporate debt instruments, and Fannie Mae and Freddie Mac equity securities.

      Our investment portfolio at June 30, 2007, at amortized cost, consisted of $3.5 million in government-sponsored enterprises and $2.9 million in FHLB stock. We also invest in mortgage-backed securities, all of which are guaranteed by United States Government agencies or government sponsored enterprises. At June 30, 2007, our mortgage-backed securities portfolio totaled $17.7 million, or 10.7% of total assets, and consisted of $15.1 million in fixed-rate and $2.6 million in adjustable-rate securities guaranteed by Fannie Mae or Freddie Mac. Securities can be classified as held-to-maturity or available-for-sale at the date of purchase.

      The following table sets forth the amortized cost and fair value of our securities portfolio at the dates indicated.

                                                            At June 30,
                                      --------------------------------------------------------
                                                  2007                         2006
                                      --------------------------    --------------------------
                                       Amortized         Fair        Amortized        Fair
                                         Cost           Value           Cost          Value
                                      -----------    -----------    -----------    -----------
                                                          (In thousands)
Securities available for sale:
  Government-sponsored enterprises    $     3,000    $     2,978    $     4,000    $     3,921
  Mortgage-backed securities                9,973          9,712         11,988         11,544
                                      -----------    -----------    -----------    -----------

      Total securities
        available for sale            $    12,973    $    12,690    $    15,988    $    15,465
                                      ===========    ===========    ===========    ===========

Securities held to maturity:
  Government-sponsored enterprises    $       500    $       499    $       500    $       488
  Mortgage-backed securities                7,682          7,469          9,323          8,965
                                      -----------    -----------    -----------    -----------

      Total securities
        held to maturity              $     8,182    $     7,968    $     9,823    $     9,453
                                      ===========    ===========    ===========    ===========

      Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at June 30, 2007 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.


                                                                 More than One            More than Five
                                           One Year               Year through             Years through
                                           or Less                 Five Years                Ten Years
                                     ---------------------    ---------------------    ---------------------
                                                 Weighted                 Weighted                 Weighted
                                     Amortized    Average     Amortized    Average     Amortized    Average
                                       Cost        Yield        Cost        Yield        Cost        Yield
                                     ---------   ---------    ---------   ---------    ---------   ---------
                                                              (Dollars in thousands)
Securities available for sale
-----------------------------

  Government-sponsored enterprises   $   2,000        4.16%   $   1,000        4.96%   $      --          --%
  Mortgage-backed securities                --          --        1,427        3.50        5,148        4.34
                                     ---------                ---------                ---------

     Total securities
       available for sale            $   2,000        4.16%   $   2,427        4.10%   $   5,148        4.34%
                                     =========                =========                =========

Securities held to maturity
---------------------------

  Government-sponsored enterprises   $     500        3.38%   $      --          --%   $     --           --%
  Mortgage-backed securities                --          --           72        6.16        3,026        4.10
                                     ---------                ---------                ---------

     Total securities
       held to maturity              $     500        3.38%   $      72        6.16%   $   3,026        4.10%
                                     =========                =========                =========

                                           More than                        Total
                                           Ten Years                      Securities
                                     ---------------------    ----------------------------------
                                                 Weighted                              Weighted
                                     Amortized    Average     Amortized     Fair        Average
                                       Cost        Yield        Cost        Value        Yield
                                     ---------   ---------    ---------   ---------    ---------
Securities available for sale
-----------------------------

  Government-sponsored enterprises   $      --          --%   $   3,000   $   2,978         4.42%
  Mortgage-backed securities             3,398        4.98        9,973       9,712         4.44
                                     ---------                ---------   ---------

     Total securities
       available for sale            $   3,398        4.98%   $  12,973   $  12,690         4.43%
                                     =========                =========   =========

Securities held to maturity
---------------------------

  Government-sponsored enterprises   $      --          --%   $     500   $     499         3.38%
  Mortgage-backed securities             4,584        4.59        7,682       7,469         4.41
                                     ---------                ---------   ---------

     Total securities
       held to maturity              $   4,584        4.59%   $   8,182   $   7,968         4.35%
                                     =========                =========   =========

Sources of Funds

      General. Deposits have traditionally been the primary source of funds for use in lending and investment activities. We also use borrowings, primarily FHLB advances, to supplement cash flow needs, lengthen the maturities of liabilities for interest rate risk purposes and to manage the cost of funds. In addition, funds are derived from scheduled loan payments, investment maturities, loan prepayments, retained earnings and income on earning assets. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition.

      Deposits. Our deposits are generated primarily from residents within our primary market area. The Company's strategic plan includes a greater emphasis on developing commercial business activities, both deposit and lending customer relationships. It is expected that these commercial relationships may be outside the existing primary market area. We offer a selection of deposit accounts, including demand accounts, NOW accounts, money market accounts, savings accounts and certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. We have used brokered deposits in the past and it is anticipated that their future use could increase. As of June 30, 2007 we had no brokered deposits.

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

      The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition. The variety of deposit accounts offered allows us to be competitive in obtaining funds and responding to changes in consumer demand. Based on experience, we believe that our deposits are relatively stable. However, the ability to attract and maintain deposits, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions. At June 30, 2007, $40.5 million, or 41.3% of our deposit accounts were certificates of deposit, of which $30.5 million had maturities of one year or less.

      The following table sets forth the distribution of total deposits by account type and related weighted average rates, at the dates indicated.

                                                              At June 30,
                                     -------------------------------------------------------------
                                                 2007                            2006
                                     -----------------------------   -----------------------------
                                                          Weighted                        Weighted
                                      Actual              Average     Actual              Average
                                     Balance    Percent     Rate     Balance    Percent     Rate
                                     --------   -------   --------   --------   -------   --------
                                                        (Dollars in thousands)
      Deposit type:
      Demand deposits                $ 11,215     11.45%        --%  $ 12,423     12.71%        --%
      NOW deposits                     11,539     11.78       1.61      7,562      7.74       1.04
      Money market deposits            22,832     23.31       3.68     21,706     22.22       3.01
      Regular and other savings        11,914     12.16       0.32     15,008     15.36       0.29
                                     --------   -------              --------   -------
        Total transaction accounts   $ 57,500     58.70              $ 56,699     58.03

      Certificates of deposit          40,456     41.30       4.42     41,010     41.97       4.13
                                     --------   -------              --------   -------

      Total deposits                 $ 97,956    100.00%      2.91%  $ 97,709    100.00%      2.53%
                                     ========   =======              ========   =======

      The following table sets forth the deposit activities for the fiscal years indicated.

                                            Years Ended June 30,
                                            ---------------------
                                               2007       2006
                                            ----------  ---------
                                                (In thousands)

      Beginning balance                     $  97,709   $  91,150
                                            ---------   ---------
      Net (decrease) increase in deposits
        before interest credited               (2,389)      4,626
      Interest credited                         2,636       1,933
                                            ---------   ---------
      Net increase in deposits                    247       6,559
                                            ---------   ---------
      Ending Balance                        $  97,956   $  97,709
                                            =========   =========

      As of June 30, 2007, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was $16.2 million. The following table indicates the amount of those certificates of deposit as of June 30, 2007 by time remaining until maturity.

                                                   At
                                             June 30, 2007
                                             --------------
                                             (In thousands)

      Three months or less                   $        4,753
      Over three months through six months            2,329
      Over six months through one year                5,064
      Over one year to three years                    3,218
      Over three years                                  808

                                             --------------
      Total                                  $       16,172
                                             ==============

      The following table presents, by rate category, our certificate of deposit accounts as of the dates indicated.

                            At June 30,
                       ---------------------
                         2007        2006
                       ---------   ---------
                          (In thousands)
      Interest Rate
      -------------
      Less than 2%     $      49   $     502
      2.00%-2.99%          1,707       3,551
      3.00%-3.99%         13,599      14,586
      4.00%-4.99%         14,648      14,890
      5.00%-5.99%         10,088       7,137
      6.00%-6.99%            365         344

                       ---------   ---------
      Total            $  40,456   $  41,010
                       =========   =========

      The following table sets forth the amount and maturities of certificate of deposits at June 30, 2007.

                      June 30,   June 30,   June 30,   June 30,   After June
                        2008       2009       2010       2011      30, 2012     Total
                      --------   --------   --------   --------   ----------   -------
                                               (In thousands)
      Interest Rate
      -------------
      Less than 2%    $     43   $     --   $     --   $      6   $       --   $    49
      2.00%-2.99%        1,677          7         23         --           --     1,707
      3.00%-3.99%        8,373      2,294      1,642        659          631    13,599
      4.00%-4.99%       11,797      2,068        287        265          231    14,648
      5.00%-5.99%        8,566        749          8        765           --    10,088
      6.00%-6.99%           --        365         --         --           --       365
                      ----------------------------------------------------------------

      Total           $ 30,456   $  5,483   $  1,960   $  1,695   $      862   $40,456
                      ========   ========   ========   ========   ==========   =======

      Borrowings. Our borrowings consist primarily of advances from the FHLB. As of June 30, 2007, we had FHLB advances in the amount of $47.7 million, which represented 32.4% of total liabilities with a weighted average maturity of 1.68 years. Georgetown Savings Bank can currently borrow up to approximately $67.1 million from the FHLB through its membership.

      The following table sets forth information concerning balances and interest rates on our FHLB advances at the dates and for the periods indicated.

                                              At or For the Years ended June 30,
                                       --------------------------------------------------
                                       Long -Term Borrowings   Short -Term Borrowings (1)
                                       ---------------------   --------------------------
                                         2007        2006         2007          2006
                                       --------    --------    ----------    ------------
                                                    (Dollars in thousands)
Balance at end of year                 $ 37,873    $ 28,921    $    9,850    $    22,300
Average balance during year              34,134      25,326        16,100         25,768
Maximum outstanding at any month end     37,873      28,921        23,075         30,400
Weighted average rate at end of year       4.71%       4.38%         5.27%          4.91%
Average interest rate during year          4.69%       4.16%         5.22%          4.21%

____________________
(1) Represents borrowings with original maturities of less than one year.

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

                                       At or For the Years Ended June 30,
                                       ----------------------------------
                                         2007                      2006
                                       --------                 ---------
                                             (Dollars in thousands)

Balance at end of year                 $    869                 $     762
Average balance during year                 817                       751
Maximum outstanding at any month end        898                       899
Weighted average rate at end of year       1.00%                     1.00%
Average interest rate during year          1.00%                     1.00%

Subsidiary Activities

      Georgetown Securities Corporation is a wholly owned subsidiary of Georgetown Savings Bank established in 1995 as a Massachusetts securities corporation for the purpose of buying, selling and holding investment securities on its own behalf. The income earned on Georgetown Securities Corporation's investment securities is subject to a significantly lower rate of state tax than that assessed on income earned on investment securities maintained at Georgetown Savings Bank. At June 30, 2007, Georgetown Securities Corporation had total assets of $15.7 million, virtually all of which were in investment securities.

Legal Proceedings

      We are not involved in any pending legal proceedings as a defendant other than routine legal proceedings occurring in the ordinary course of business. At June 30, 2007, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

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

Personnel

      As of June 30, 2007, we had 34 full-time employees and eight part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good relations with our employees.

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

      At June 30, 2007, our total federal pre-1988 base year reserve was $723,000. However, under current law, pre-1988 base year reserves remain subject to recapture should Georgetown Savings Bank make certain non-dividend distributions, repurchase any of its stock, pay dividends in excess of tax earnings and profits, or cease to maintain a bank charter.

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

      Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At June 30, 2007, Georgetown Savings Bank had an $188,000 net operating loss carryover, which expires on June 30, 2027. Net operating loss carrybacks were fully utilized by operating losses generated in fiscal 2006 and 2007.

      Capital Loss Carryovers. A financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. At June 30, 2007, Georgetown Savings Bank had a $61,000 capital loss carryforward for federal income tax purposes, of which $10,000 expires on June 30, 2010 and $51,000 expires on June 30, 2011.

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

State Taxation

      For Massachusetts income tax purposes, a consolidated tax return cannot be filed. Instead, Georgetown Bancorp, Inc., Georgetown Savings Bank, and each of its subsidiaries file separate annual income tax returns. The state tax returns of Georgetown Bancorp, Inc, Georgetown Savings Bank, as well as those of its subsidiaries, are not currently under audit, and have not been audited during the past five years.

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

      Georgetown Bancorp, Inc. is required to file a Massachusetts income tax return and is generally subject to a state income tax rate that is the same rate as the tax rate for financial institutions in Massachusetts. However, if Georgetown Bancorp, Inc. meets certain requirements, it may be eligible to be taxed as a Massachusetts Securities corporation. Bank holding companies that are so classified are subject to a state tax rate of 0.33% of their gross income. As of June 30, 2007, Georgetown Bancorp, Inc. has not applied for security corporation status.

      Georgetown Savings Bank's subsidiary, Georgetown Securities Corporation, is taxed as a Massachusetts securities corporation, and is subject to a state tax rate of 1.32% of its gross income.

                           SUPERVISION AND REGULATION

General

      Georgetown Savings Bank is examined and supervised by the OTS. This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the FDIC's deposit insurance funds and depositors. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. Following completion of its examination, the federal agency critiques the institution's operations and assigns its rating (known as an institution's CAMELS rating). Under federal law, an institution may not disclose its CAMELS rating to the public. Georgetown Savings Bank also is a member of and owns stock in the FHLB, which is one of the twelve regional banks in the Federal Home Loan Bank System. Georgetown Savings Bank also is regulated to a lesser extent by the Board of Governors of the Federal Reserve System, governing reserves to be maintained against deposits and other matters. The OTS examines us and prepares reports for the consideration of our Board of Directors on any operating deficiencies. Georgetown Savings Bank's relationship with its depositors and borrowers also is regulated to a great extent by federal laws, especially in matters concerning the ownership of deposit accounts and the form and content of Georgetown Savings Bank's mortgage documents.

      Any change in these laws or regulations, whether by the FDIC, the OTS or Congress, could have a material adverse impact on Georgetown Bancorp, Inc. and Georgetown Savings Bank and their operations.

Federal Banking Regulation

      Business Activities. A federal savings bank derives its lending and investment powers from the Home Owners' Loan Act, as amended, and the regulations of the OTS. Under these laws and regulations, Georgetown Savings
Bank may invest in mortgage loans secured by residential real estate without limitations as a percentage of assets and non-residential real estate loans which may not in the aggregate exceed 400% of capital, commercial business loans up to 20% of assets in the aggregate and consumer loans up to 35% of assets in the aggregate, certain types of debt securities and certain other assets. Georgetown Savings Bank also may establish subsidiaries that may engage in activities not otherwise permissible for Georgetown Savings Bank, including real estate investment and securities and insurance brokerage.

      Capital Requirements. OTS regulations require savings banks to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for savings banks receiving the highest rating on the CAMELS rating system) and an 8% risk-based capital ratio. The prompt corrective action standards discussed below, in effect, establish a minimum 2% tangible capital standard.

      The risk-based capital standard for savings banks requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the OTS, based on the risks believed inherent in the type of asset. Core capital is defined as common stockholders' equity (including retained earnings), certain non-cumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 46% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital. Additionally, a savings bank that retains credit risk in connection with an asset sale may be required to maintain additional regulatory capital because of the recourse back to the savings bank. We do not typically engage in asset sales with recourse back to Georgetown Saving Bank.

      At June 30, 2007, Georgetown Savings Bank and Georgetown Bancorp, Inc. exceeded all applicable capital requirements.

      Loans-to-One Borrower. A federal savings bank generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of June 30, 2007, Georgetown Savings Bank was in compliance with the loans-to-one borrower limitations.

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

      A savings bank that fails the qualified thrift lender test must either convert to a bank charter or operate under specified restrictions. At June 30, 2007, Georgetown Savings Bank satisfied this test.

      Capital Distributions. OTS regulations govern capital distributions by a federal savings bank, which include cash dividends, stock repurchases and other transactions charged to the capital account. A savings bank must file an application for approval of a capital distribution if:

      o the total capital distributions for the applicable calendar year exceed the sum of the savings bank's net income for that year to date plus the savings bank's retained net income for the preceding two years;

      o the savings bank would not be at least adequately capitalized following the distribution;

      o the distribution would violate any applicable statute, regulation, agreement or OTS-imposed condition; or

      o the savings bank is not eligible for expedited treatment of its filings.

      Even if an application is not otherwise required, every savings bank that is a subsidiary of a holding company must still file a notice with the OTS at least 30 days before the Board of Directors declares a dividend or approves a capital distribution.

      The OTS may disapprove a notice or application if:

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

      Community Reinvestment Act and Fair Lending Laws. All savings banks have a responsibility under the Community Reinvestment Act and related regulations of the OTS to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In connection with its examination of a federal savings bank, the OTS is required to assess the savings bank's record of compliance with the Community Reinvestment Act. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. A savings bank's failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the OTS, as well as other federal regulatory agencies and the Department of Justice. Georgetown Savings Bank received a "satisfactory" Community Reinvestment Act rating in its most recent federal examination.

      Branching. Subject to certain limitations, the Home Owners' Loan Act and OTS regulations permit federally chartered savings banks to establish branches in any state of the United States. The authority to establish such a branch is available: (i) in states that expressly authorize branches of savings banks located in another state; and (ii) to a savings bank that qualifies as a
"domestic building and loan association" under the Code, which imposes qualification requirements similar to those for a qualified thrift lender under the Home Owners' Loan Act. The authority for a federal savings bank to establish an interstate branch network would facilitate a geographic diversification of the savings bank's activities. This authority under the Home Owners' Loan Act and OTS regulations preempts any state law purporting to regulate branching by federal savings banks.

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

      Transactions with Related Parties. A federal savings bank's authority to engage in transactions with its affiliates is limited by OTS regulations and by Sections 23A and 23B of the Federal Reserve Act and its implementing Regulation
W. An affiliate is a company that controls, is controlled by, or is under common control with an insured depository institution such as Georgetown Savings Bank. Georgetown Bancorp, Inc. is an affiliate of Georgetown Savings Bank. In general, loan transactions between an insured depository institution and its affiliate are subject to certain quantitative and collateral requirements. In this regard, transactions between an insured depository institution and its affiliate are limited to 10% of the institution's unimpaired capital and unimpaired surplus for transactions with any one affiliate and 20% of unimpaired capital and unimpaired surplus for transactions in the aggregate with all affiliates. Collateral in specified amounts ranging from 100% to 130% of the amount of the transaction must usually be provided by affiliates in order to receive loans from the savings bank. In addition, OTS regulations prohibit a savings bank from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates. The OTS requires savings banks to maintain detailed records of all transactions with affiliates.

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

      Enforcement. The OTS has primary enforcement responsibility over federal savings institutions and has the authority to bring enforcement action against all "institution-affiliated parties," including stockholders, and attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action by the OTS may range from the issuance of a capital directive or cease and desist order, to removal of officers and/or directors of the institution and the appointment of a receiver or conservator. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. The FDIC also has the authority to terminate deposit insurance or to recommend to the Director of the OTS that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take action under specified circumstances.

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

      Prompt Corrective Action Regulations. Under the prompt corrective action regulations, the OTS is required and authorized to take supervisory actions against undercapitalized savings banks. For this purpose, a savings bank is placed in one of the following five categories based on the savings bank's capital:

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

      Generally, the banking regulator is required to appoint a receiver or conservator for a savings bank that is "critically undercapitalized" within specific time frames. The regulations also provide that a capital restoration plan must be filed with the OTS within 45 days of the date a savings bank receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." The criteria for an acceptable capital restoration plan include, among other things, the establishment of the methodology and assumptions for attaining adequately capitalized status on an annual basis, procedures for ensuring compliance with restrictions imposed by applicable federal regulations, the identification of the types and levels of activities the savings bank will engage in while the capital restoration plan is in effect, and assurances that the capital restoration plan will not appreciably increase the current risk profile of the savings bank. Any holding company for the savings bank required to submit a capital restoration plan must guarantee the lesser of: an amount equal to 5% of the savings bank's assets at the time it was notified or deemed to be under capitalized by the OTS, or the amount necessary to restore the savings bank to adequately capitalized status. This guarantee remains in place until the OTS notifies the savings bank that it has maintained adequately capitalized status for each of four consecutive calendar quarters, and the OTS has the authority to require payment and collect payment under the guarantee. Failure by a holding company to provide the required guarantee will result in certain operating restrictions on the savings bank, such as restrictions on the ability to declare and pay dividends, pay executive compensation and management fees, and increase assets or expand operations. The OTS may also take any one of a number of discretionary supervisory actions against undercapitalized savings banks, including the issuance of a capital directive and the replacement of senior executive officers and directors.

      At June 30, 2007, Georgetown Savings Bank met the criteria for being considered "well-capitalized."

      Insurance of Deposit Accounts. Deposit accounts in Georgetown Savings Bank are insured by the FDIC, generally up to a maximum of $100,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. Georgetown Savings Bank's deposits, therefore, are subject to FDIC deposit insurance assessments. Recent legislation, among other things, has increased the amount of federal deposit insurance coverage for certain types of accounts while preserving the $100,000 coverage limit for individual accounts and municipal deposits. The legislation also gives the FDIC discretion to adjust insurance coverage for inflation, beginning in 2010. The legislation also gives the FDIC flexibility to adjust the insurance fund reserve ratio between 1.15% and 1.50% of estimated insured deposits, depending on projected losses, economic changes and assessment ratios at the end of a calendar year, and allows for dividends to insured institutions whenever reserve ratios exceed specified levels.

      On November 2, 2006, the FDIC adopted final regulations that assess insurance premiums based on risk. As a result, the new regulation will enable the FDIC to more closely tie each financial institution's deposit insurance premiums to the risk it poses to the deposit insurance fund. Under the new risk-based assessment system, the FDIC will evaluate the risk of each financial institution based on its supervisory rating, its financial ratios, and its long-term debt issuer rating for larger institutions. The new rates for nearly all of the financial institutions industry vary between five and seven cents for every $100 of domestic deposits. The new assessment system became effective on January 1, 2007 for the Georgetown Savings Bank. Had the new assessment system been effective for the entire 2007 fiscal year, Georgetown Savings Bank would have paid a deposit insurance assessment to the FDIC of approximately $109,000, compared to $12,000 under the previous system. Additionally, the new system created insurance assessment credits for the Georgetown Savings Bank of $52,000. We utilized $27,000 of these credits in the fiscal year ended June 30, 2007 and expect to utilize the remaining balance in fiscal 2008. At the same time, the

FDIC adopted final regulations designating the reserve ratio for the deposit insurance fund during 2007 at 1.25% of estimated insured deposits.

      Effective March 31, 2006, the FDIC merged the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF") into a single fund called the Deposit Insurance Fund. As a result of the merger, the BIF and the SAIF were abolished. The merger of the BIF and the SAIF into the Deposit Insurance Fund does not affect the authority of the Financing Corporation ("FICO") to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended June 30, 2007, the annualized FICO assessment was equal to 1.22 basis points for each $100 in domestic deposits maintained at an institution.

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

      Federal Home Loan Bank System. Georgetown Savings Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the FHLB, Georgetown Savings Bank is required to acquire and hold shares of capital stock in the FHLB. While the required percentages of stock ownership are subject to change by the Federal Home Loan Bank, Georgetown Savings Bank was in compliance with this requirement at June 30, 2007.

Federal Reserve System

      The Federal Reserve Board regulations require savings banks to maintain noninterest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At June 30, 2007, Georgetown Savings Bank was in compliance with these reserve requirements.

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

Sarbanes-Oxley Act of 2002

      The Sarbanes-Oxley Act of 2002 was enacted in response to public concerns regarding corporate accountability in connection with certain accounting scandals. The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Sarbanes-Oxley Act generally applies to all companies that file or are required to file periodic reports with the Securities and Exchange Commission, under the Securities Exchange Act of 1934.

      The Sarbanes-Oxley Act includes very specific additional disclosure requirements and new corporate governance rules requiring the Securities and Exchange Commission and national securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules, and mandates further studies of certain issues by the Securities and Exchange Commission. The Sarbanes-Oxley Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

      Although we anticipate that we will incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the regulations that have been promulgated to implement the Sarbanes-Oxley Act, management does not expect that such compliance will have a material impact on our results of operations or financial condition.

Holding Company Regulation

      General.   Georgetown  Bancorp,  MHC  and  Georgetown  Bancorp,  Inc.  are
non-diversified savings and loan holding companies within the meaning of the Home Owners' Loan Act. As such, Georgetown Bancorp, MHC and Georgetown Bancorp, Inc. are registered with the OTS and subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over Georgetown Bancorp, Inc. and Georgetown Bancorp, Inc. MHC, and their subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. As federal corporations, Georgetown Bancorp, Inc. and Georgetown Bancorp, MHC are generally not subject to state business organization laws.

      Permitted Activities. Pursuant to Section 10(o) of the Home Owners' Loan Act and OTS regulations and policy, a mutual holding company and a federally chartered mid-tier holding company such as Georgetown Bancorp, Inc. may engage in the following activities: (i) investing in the stock of a savings bank; (ii) acquiring a mutual association through the merger of such association into a savings bank subsidiary of such holding company or an interim savings bank subsidiary of such holding company; (iii) merging with or acquiring another holding company, one of whose subsidiaries is a savings bank; (iv) investing in a corporation, the capital stock of which is available for purchase by a savings bank under federal law or under the law of any state where the subsidiary savings bank or association share their home offices; (v) furnishing or performing management services for a savings bank subsidiary of such company;
(vi) holding, managing or liquidating assets owned or acquired from a savings subsidiary of such company; (vii) holding or managing properties used or occupied by a savings bank subsidiary of such company; (viii) acting as trustee under deeds of trust; (ix) any other activity (A) that the Federal Reserve Board, by regulation, has determined to be permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act of 1956, unless the Director, by regulation, prohibits or limits any such activity for savings and loan holding companies; or (B) in which multiple savings and loan holding companies were authorized (by regulation) to directly engage on March 5, 1987;
(x) any activity permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act, including securities and insurance underwriting; and (xi) purchasing, holding, or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such savings and loan holding company is approved by the Director. If a mutual holding company acquires or merges with another holding company, the holding company acquired or the holding company resulting from such merger or acquisition may only invest in assets and engage in activities listed in (i) through (xi) above, and has a period of two years to cease any nonconforming activities and divest any nonconforming investments.

      The Home Owners' Loan Act prohibits a savings and loan holding company, including Georgetown Bancorp, Inc. and Georgetown Bancorp, MHC, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or holding company thereof, without prior written approval of the OTS. It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a nonsubsidiary company engaged in activities other than those permitted by the Home Owners' Loan Act, or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors.

      The OTS is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies; and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

      Waivers of Dividends by Georgetown Bancorp, MHC. OTS regulations require Georgetown Bancorp, MHC to notify the OTS of any proposed waiver of its receipt of dividends from Georgetown Bancorp, Inc. The OTS reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if: (i) the mutual holding company's Board of Directors determines that such waiver is consistent with such directors' fiduciary duties to the mutual holding company's members; (ii) the amount of any dividend waived by the mutual holding company is available for declaration as a dividend solely to the mutual holding company, and, in accordance with SFAS 5, where the savings bank determines that the payment of such dividend to the mutual holding company is probable, an appropriate dollar amount is recorded as a liability; and (iii) the amount of any waived dividend is considered as having been paid by the savings bank in evaluating any proposed dividend under OTS capital distribution regulations. We anticipate that Georgetown Bancorp, MHC will waive any dividends paid by Georgetown Bancorp, Inc. Under OTS regulations, our public stockholders would not be diluted because of any dividends waived by Georgetown Bancorp, MHC (and waived dividends would not be considered in determining an appropriate exchange ratio) in the event Georgetown Bancorp, MHC converts to stock form.

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

ITEM 2.     Description of Property

      The following table provides certain information with respect to our properties as of June 30, 2007:

                                 Owned or     Year Acquired or                      Net Book Value of Real
          Location                Leased           Leased         Square Footage           Property
----------------------------    ----------    ----------------    --------------    ----------------------
                                                                                        (In thousands)
Main Office:
2 East Main Street                 Own              2003 (1)         14,400              $     3,137
Georgetown, MA 01833

Branch Office:
303 Haverhill Street            Leased (2)          1999              3,500              $       533
Rowley, MA 01969

Branch Office:
75 Turnpike Street/Route 114    Leased (3)          2005              2,437              $       506
North Andover, MA 01845

Other Property (4):
8 Prospect Street                  Own              1997              1,000              $        96
Georgetown, MA 01833

_______________
(1) In 2003, Georgetown Savings Bank constructed a new main office upon this property, which it has owned since 1985.

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

      The net book value of our premises, land and equipment was approximately $4.8 million at June 30, 2007.

ITEM 3.     Legal Proceedings

      From time to time, we are involved as plaintiff or defendant in various legal proceedings arising in the ordinary course of business. At June 30, 2007, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 4.     Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of stockholders during the fourth quarter of the year under report.

                                     PART II

ITEM 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Securities

      (a) Our common stock is traded on the OTC Electronic Bulletin Board under the symbol "GTWN". Georgetown Bancorp, MHC owns 1,527,487 shares, or 57.2% of our outstanding common stock. The approximate number of holders of record of Georgetown Bancorp, Inc.'s common stock as of September 20, 2007 was 293. Certain shares of Georgetown Bancorp, Inc. are held in "nominee" or "street" name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

      The following table presents quarterly market information for Georgetown Bancorp, Inc.'s common stock during the periods indicated. The following information was based on data available on Yahoo.com and represents the actual high and low sales prices for the periods indicated.

          Fiscal 2007                  High            Low          Dividends
--------------------------------    -----------    -----------    --------------
Quarter ended September 30, 2006    $      9.88    $      8.00    $          0.0
Quarter ended December 31, 2006     $      9.50    $      8.65    $          0.0
Quarter ended March 31, 2007        $      9.30    $      8.15    $          0.0
Quarter ended June 30, 2007         $      8.50    $      7.40    $          0.0

          Fiscal 2006                  High            Low          Dividends
--------------------------------    -----------    -----------    --------------
Quarter ended September 30, 2005    $      9.90    $      9.00    $          0.0
Quarter ended December 31, 2005     $      9.10    $      8.30    $          0.0
Quarter ended March 31, 2006        $      9.40    $      8.60    $          0.0
Quarter ended June 30, 2006         $      9.70    $      8.75    $          0.0

      Dividend payments by Georgetown Bancorp, Inc. are dependent primarily on dividends it receives from Georgetown Savings Bank, because Georgetown Bancorp, Inc. has no source of funding other than dividends from Georgetown Savings Bank, interest payments with respect to Georgetown Bancorp, Inc.'s loan to the Employee Stock Ownership Plan and any cash balances available at Georgetown Bancorp, Inc.

      At June 30, 2007, there were no compensation plans under which equity securities of Georgetown Bancorp, Inc. were authorized for issuance.

      (b)   Not applicable

      (c) The following table presents a summary of the Company's share repurchases during the quarter ended June 30, 2007.

                                                                                   Total Number of Shares      Maximum Number of
                                                                                    Purchased as Part of     Shares That May Yet be
                                        Total Number of     Average Price Paid       Publicly Announced       Purchased Under the
                  Period                Shares Purchased        Per Share               Program (1)               Program (1)
      -----------------------------------------------------------------------------------------------------------------------------
      April 1 through April 30, 2007           0                  $0.00                      0                       60,863
      May 1 through May 31, 2007             7,200                $8.00                    7,200                     53,663
      June 1 through June 30, 2007             0                  $0.00                      0                       53,663

ITEM 6.     Management's Discussion and Analysis or Plan of Operation

      The "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of Georgetown Bancorp, Inc.'s 2007 Annual Report to Stockholders (Exhibit 13 hereto) is incorporated herein by reference.

ITEM 7.     Financial Statements

      The consolidated financial statements included in Georgetown Bancorp, Inc.'s 2007 Annual Report to Stockholders are incorporated herein by reference.

ITEM 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

      None.

ITEM 8A.    Controls and Procedures

      Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. There has been no change in the Company's internal control over financial reporting during the Company's fourth quarter of fiscal year 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B.    Other Information

      None.

                                    PART III

ITEM 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

      Georgetown Bancorp, Inc. has adopted a Code of Ethics that applies to Georgetown Bancorp, Inc.'s principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Code of Ethics may be accessed on Georgetown Savings Bank's website at www.georgetownsb.com. The Code of Ethics is incorporated by reference to the Form 10-KSB of Georgetown Bancorp, Inc. filed with the Securities and Exchange Commission on September 28, 2006.

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

ITEM 12.    Certain Relationships and Related Transactions, and Director
            Independence

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

      (C)   Consolidated Statements of Operations (page F-4)

      (D)   Consolidated  Statements  of Changes In  Stockholders'  Equity (page
            F-5)

      (E)   Consolidated Statements of Cash Flows (page F-6 to page F-7)

      (F)   Notes to Consolidated Financial Statements (page F-8 to page F-40)

(b)   Financial Statement Schedules

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial
Statements. The remaining information appearing in the Annual Report to Shareholders for the year ended June 30, 2007 is not deemed to be filed as part of this report except as expressly provided herein.

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

10.3 Split-Dollar Plan Agreement by and between Georgetown Savings Bank and Robert E. Balletto, dated January 22, 2002*

10.4 Executive Supplemental Retirement Agreement by and between Georgetown Savings Bank and Robert E. Balletto, dated January 22, 2002*

10.5 Split-Dollar Plan Agreement by and between Georgetown Savings Bank and Joseph W. Kennedy, dated January 22, 2002*

10.6 Executive Supplemental Retirement Agreement by and between Georgetown Savings Bank and Joseph W. Kennedy, dated January 22, 2002*

10.7  Georgetown Savings Bank 2007 Incentive Compensation Plan

10.8 Annually Defined Goals for payouts under Georgetown Savings Bank 2007 Incentive Compensation Plan for certain officers

10.9  Form  of  Employment   Agreement  by  and  between  certain  officers  and
      Georgetown Savings Bank*

10.10 Change Of Control Agreement by and between Georgetown Savings Bank and Charles R. Shediac, dated January 19, 2007***

13    Annual Report to Stockholders

14    Code of Ethics****

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

32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_________________________
* Incorporated by reference to the Registration Statement on Form SB-2 of Georgetown Bancorp, Inc. (file no. 333-119007), originally filed with the Securities and Exchange Commission on September 15, 2004.

** Incorporated by reference to the Form 8-K of Georgetown Bancorp, Inc. filed with the Securities and Exchange Commission on September 27, 2006.

*** Incorporated by reference to the Form 10-QSB of Georgetown Bancorp, Inc. filed with the Securities and Exchange Commission on May 15, 2007.

**** Incorporated by reference to the Form 10-KSB of Georgetown Bancorp, Inc. filed with the Securities and Exchange Commission on September 28, 2006.

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

                                                GEORGETOWN BANCORP, INC.


Date: September 24, 2007                   By:  \s\  Robert E. Balletto
                                                ---------------------------
                                                Robert E. Balletto
                                                President, Chief Executive
                                                Officer and Director
                                                (Duly Authorized Representative)

      Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signatures                            Title                        Date
-------------------------------    -------------------------------    ------------------
\s\  Robert E. Balletto            President, Chief Executive         September 24, 2007
-------------------------------    Officer and Director (Principal
Robert E. Balletto                 Executive Officer)


\s\ Joseph W. Kennedy              Senior Vice President, Chief       September 24, 2007
-------------------------------    Financial Officer and Treasurer
Joseph W. Kennedy                  (Principal Financial and
                                   Accounting Officer)


\s\ Edward G. Williams             Chairman of the Board              September 24, 2007
-------------------------------
Edward G. Williams


\s\ Richard F. Spencer             Vice Chairman of the Board         September 24, 2007
-------------------------------
Richard F. Spencer


\s\ David H. Condon                Director                           September 24, 2007
-------------------------------
David H. Condon

                                   Director
-------------------------------
Keith N. Congdon.


\s\ Anthony S. Conte, Jr.          Director                           September 24, 2007
-------------------------------
Anthony S. Conte, Jr.


\s\ Stephen L. Flynn               Director                           September 24, 2007
-------------------------------
Stephen L. Flynn


\s\ T. Louis Hamelin               Director                           September 24, 2007
-------------------------------
T. Louis Hamelin

\s\ Thomas L. Hamelin              Director                           September 24, 2007
-------------------------------
Thomas L. Hamelin


\s\ Calvin H. Pingree              Director                           September 24, 2007
-------------------------------
Calvin H. Pingree


\s\ Mary L. Williams               Director                           September 24, 2007
-------------------------------
Mary L. Williams