Form 10QSB
period 2007-09-30
Georgetown Bancorp, Inc.
filed 2007-11-14
CIK 1302709

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2007

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

                               Yes [_]     No [X]

Indicate the number of shares outstanding of the registrant's common stock, as of the latest practicable date: Common Stock, $0.10 par value, 2,668,187 shares outstanding as of November 12, 2007

Transitional Small Business Disclosure Format:

                               YES [_]     NO [X]

                                   Form 10-QSB
                            GEORGETOWN BANCORP, INC.
                                Table of Contents

Part I.  Financial Information                                              Page
         ---------------------                                              ----

Item 1:  Financial Statements (Unaudited)

         Consolidated Statements of Financial Condition
         at September 30, 2007 and June 30, 2007                              1

         Consolidated Statements of Operations for the Three
         Months Ended September 30, 2007 and 2006                             2

         Consolidated Statements of Changes in Stockholders'
         Equity for the Three Months Ended September 30, 2007 and 2006        3

         Consolidated Statements of Cash Flows for the
         Three Months Ended September 30, 2007 and 2006                       4

         Notes to Condensed Consolidated Financial Statements                 6

Item 2:  Management's Discussion and Analysis or Plan of Operation            8

Item 3:  Controls and Procedures                                             14

Part II. Other Information
         -----------------

Item 1: Legal Proceedings                                                    14
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds          14
Item 3: Defaults upon Senior Securities                                      14
Item 4: Submission of Matters to a Vote of Security Holders                  14
Item 5: Other Information                                                    14
Item 6: Exhibits                                                             14

SIGNATURES                                                                   15

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

                            GEORGETOWN BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        -------------------------------
                                   (UNAUDITED)
                                     ASSETS

                                                                              At            At
                                                                          September 30,  June 30,
                                                                             2007         2007
                                                                           ---------    ---------
                                                                               (In thousands)
Cash and due from banks                                                    $   4,078    $   3,950
Short-term investments                                                         1,187        1,653
                                                                           ---------    ---------
               Total cash and cash equivalents                                 5,265        5,603

Securities available for sale, at fair value                                  12,919       12,690
Securities held to maturity, at amortized cost                                 7,306        8,182
Federal Home Loan Bank stock, at cost                                          2,905        2,905
Loans, net of allowance for loan losses of $1,111,000
    at September 30, 2007 and $1,079,000 at June 30, 2007                    130,856      127,659
Premises and equipment, net                                                    4,762        4,816
Accrued interest receivable                                                      689          682
Bank-owned life insurance                                                      1,432        1,416
Other assets                                                                   1,077        1,129
                                                                           ---------    ---------

               Total assets                                                $ 167,211    $ 165,082
                                                                           =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                   $  99,765    $  97,956
Short-term Federal Home Loan Bank advances                                     8,900        9,850
Long-term Federal Home Loan Bank advances                                     39,360       37,873
Securities sold under agreements to repurchase                                   927          869
Mortgagors' escrow accounts                                                      352          317
Accrued expenses and other liabilities                                           498          607
                                                                           ---------    ---------
               Total liabilities                                             149,802      147,472
                                                                           ---------    ---------

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.10 par value per share: 1,000,000
shares authorized; none outstanding                                                -            -
Common Stock, $0.10 par value per share: 10,000,000
shares authorized; 2,777,250 shares issued                                       278          278
Additional paid-in capital                                                    11,452       11,452
Retained earnings                                                              7,379        7,522
Accumulated other comprehensive loss                                             (91)        (179)
Unearned compensation - ESOP (63,415 and 65,463 shares unallocated
    at September 30, 2007 and June 30, 2007, respectively)                      (634)        (655)
Treasury stock, at cost (109,063 and 85,200 shares at September 30, 2007
    and June 30, 2007, respectively)                                            (975)        (808)
                                                                           ---------    ---------
               Total stockholders' equity                                     17,409       17,610
                                                                           ---------    ---------

               Total liabilities and stockholders' equity                  $ 167,211    $ 165,082
                                                                           =========    =========

See notes to condensed consolidated financial statements.

                            GEORGETOWN BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        -------------------------------
                                   (UNAUDITED)

                                                            Three Months Ended
                                                               September 30,
                                                           2007            2006
                                                        -----------    -----------
                                                     (In thousands, except share data)
Interest and dividend income:
    Loans, including fees                               $     1,976    $     1,914
    Investment interest and dividends                           286            365
    Short-term investments                                       16              8
                                                        -----------    -----------
               Total interest and dividend income             2,278          2,287
                                                        -----------    -----------

Interest expense:
    Deposits                                                    731            652
    Short-term Federal Home Loan Bank advances                  113            294
    Long-term Federal Home Loan Bank advances                   468            333
    Securities sold under agreements to repurchase                2              2
                                                        -----------    -----------
               Total interest expense                         1,314          1,281
                                                        -----------    -----------

Net interest income                                             964          1,006
Provision for loan losses                                         1             64
                                                        -----------    -----------
Net interest income, after provision for loan losses            963            942
                                                        -----------    -----------

Non-interest income:
    Customer service fees                                       148            156
    Income from bank-owned life insurance                        16             12
    Other                                                         8              7
                                                        -----------    -----------
               Total non-interest income                        172            175
                                                        -----------    -----------

Non-interest expenses:
    Salaries and employee benefits                              711            686
    Occupancy and equipment expenses                            210            207
    Data processing expenses                                     83             77
    Professional fees                                            82             55
    Advertising expense                                          60             12
    Other general and administrative expenses                   201            211
                                                        -----------    -----------
               Total non-interest expenses                    1,347          1,248
                                                        -----------    -----------

Loss before income taxes                                       (212)          (131)

Income tax benefit                                              (74)           (45)
                                                        -----------    -----------

Net loss                                                $      (138)   $       (86)
                                                        ===========    ===========

Weighted average number of common shares outstanding:
   Basic and diluted                                      2,615,752      2,674,838

Net loss per share:
   Basic and diluted                                    $     (0.05)   $     (0.03)

See notes to condensed consolidated financial statements.

                            GEORGETOWN BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     ---------------------------------------
                                   (unaudited)

                                                                                Accumulated
                                                                                  Other
                                                          Additional           Comprehensive  Unearned
                                                   Common  Paid-in    Retained    Income    Compensation-  Treasury
                                                   Stock   Capital    Earnings    (Loss)        ESOP        Stock      Total
                                                   -----   --------   --------    ------       ------       ------    --------
                                                                              (In thousands)
Balance at June 30, 2006                           $ 278   $ 11,452   $  7,996    $ (330)      $ (737)      $         $ 18,659
                                                                                                                      --------

Comprehensive loss:
    Net loss                                                               (86)                                            (86)
    Change in net unrealized gain (loss) on
        securities available for sale, net of
        tax effects of $98,000                                                       166                                   166
                                                                                                                      --------
                 Total comprehensive loss                                                                                   80
                                                                                                                      --------

Common stock held by ESOP allocated or committed
        to be allocated (2,046 shares)                                      (2)                    21                       19

Treasury stock purchased (78,000 shares)                                                                      (751)       (751)
                                                   -----   --------   --------    ------       ------       ------    --------

Balance at September 30, 2006                      $ 278   $ 11,452   $  7,908    $ (164)      $ (716)      $ (751)   $ 18,007
                                                   =====   ========   ========    ======       ======       ======    ========

Balance at June 30, 2007                           $ 278   $ 11,452   $  7,522    $ (179)      $ (655)      $ (808)   $ 17,610

Comprehensive loss:
    Net loss                                                              (138)                                           (138)
    Change in net unrealized gain (loss) on
        securities available for sale, net of
        tax effects of $53,000                                                        88                                    88
                                                                                                                      --------
                 Total comprehensive loss                                                                                  (50)
                                                                                                                      --------

Common stock held by ESOP allocated or committed
        to be allocated (2,048 shares)                                      (5)                    21                       16

Treasury stock purchased (23,863 shares)                                                                      (167)       (167)
                                                   -----   --------   --------    ------       ------       ------    --------

Balance at September 30, 2007                      $ 278   $ 11,452   $  7,379    $  (91)      $ (634)      $ (975)   $ 17,409
                                                   =====   ========   ========    ======       ======       ======    ========

See notes to condensed consolidated financial statements.

                            GEORGETOWN BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            -------------------------

                                   (unaudited)

                                                            Three Months Ended
                                                               September 30,
                                                             2007        2006
                                                           -------     -------
                                                              (In thousands)

Cash flows from operating activities:
Net loss                                                   $  (138)    $   (86)
    Adjustments to reconcile net loss to net cash
        used by operating activities:
            Provision for loan losses                            1          64
            Accretion of securities, net                        (9)        (15)
            Accretion of deferred loan costs, net               (7)         (6)
            Depreciation and amortization expense              115         115
            Increase  in accrued interest receivable            (7)         (8)
            Income from bank-owned life insurance              (16)        (12)
            ESOP compensation expense                           16          19
            Other, net                                        (110)        (92)
                                                           -------     -------
                  Net cash used by operating activities       (155)        (21)
                                                           -------     -------

Cash flows from investing activities:
    Activity in available-for-sale securities:
         Maturities, prepayments and calls                   1,924       1,011
         Purchases                                          (2,006)          -
    Activity in held-to-maturity securities:
         Maturities, prepayments and calls                     879         488
    Loan principal originations, net                        (3,191)     (1,731)
    Purchase of premises and equipment                         (61)        (12)
                                                           -------     -------
                 Net cash used by investing activities      (2,455)       (244)
                                                           -------     -------

                                 Continued

See notes to condensed consolidated financial statements.

                            GEORGETOWN BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            -------------------------

                                   (unaudited)
                                   (continued)

                                                                 Three Months Ended
                                                                    September 30,
                                                                 2007         2006
                                                               --------     --------
                                                                   (In thousands)
Cash flows from financing activities:
    Net increase in deposits                                      1,809        2,002
    Net increase in securities sold under agreements
         to repurchase                                               58           59
    Net change in borrowings with maturities of  three
         months or less                                            (450)      (2,900)
    Proceeds of Federal Home Loan Bank advances
        with maturities greater than three months                 2,000       10,500
    Repayments of Federal Home Loan Bank advances
        with maturities greater than three months                (1,013)      (7,362)
Treasury stock purchased                                           (167)        (751)
    Net change in mortgagors' escrow accounts                        35           10
                                                               --------     --------
                  Net cash provided by financing activities       2,272        1,558

Net change in cash and cash equivalents                            (338)       1,293

Cash and cash equivalents at beginning of year                    5,603        3,977
                                                               --------     --------

Cash and cash equivalents at end of year                       $  5,265     $  5,270
                                                               ========     ========

Supplementary information:
   Interest paid on deposit accounts                           $    730     $    636
   Interest paid on Federal Home Loan Bank advances                 600          630
   Interest paid on securities sold under agreement
      to repurchase                                                   2            2
   Income taxes paid                                                  4            5

See notes to condensed consolidated financial statements.

                            GEORGETOWN BANCORP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     (1)  Basis of Presentation

     The accompanying unaudited financial statements of Georgetown Bancorp, Inc. (the "Company") were prepared in accordance with instructions for Form 10-QSB and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three-month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for future periods, including the entire fiscal year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the 2007 Consolidated Financial Statements presented in the Company's Annual Report on Form 10-KSB filed at the Securities and Exchange Commission on September 28, 2007. The consolidated financial statements include the accounts of Georgetown Savings Bank (the "Bank") and its wholly owned subsidiary, Georgetown Securities Corporation, which engages in the buying, selling and holding of securities. All significant inter-company balances and transactions have been eliminated in consolidation.

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

     The analysis has three components: specific, general, and an unallocated component. The specific component relates to loans that are determined to be impaired. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. The general component is determined by segregating the remaining loans by type of loan and payment history. We also analyze historical loss experience, delinquency trends, general economic conditions and geographic and industry concentrations. This analysis establishes factors that are applied to the loan groups to determine the amount of the general component of the allowance for loan losses. An unallocated component is maintained to cover uncertainties that could affect management's estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating losses in the portfolio. Because of the imprecision surrounding these factors, we may maintain an unallocated component available for other factors that is not allocated to a specific loan category.

     Actual loan losses may be significantly more than the allowances we have established, which could have a material negative effect on our financial results.

     (3)  Net Loss Per Common Share

     Basic and diluted net loss per common share (EPS) represents the loss or income to common stockholders divided by the weighted average number of common shares outstanding. Employee stock ownership plan (ESOP) shares, which are committed to be released, are considered outstanding for basic and diluted EPS.

                                                     Three Months Ended
                                                        September 30,
                                                    2007            2006
                                                -----------     -----------

Net loss attributable to common stockholders    $  (138,000)    $   (86,000)
                                                ===========     ===========
Basic potential common shares:
    Weighted average shares outstanding           2,681,788       2,747,793
    Weighted average unallocated ESOP shares        (66,036)        (72,955)
                                                -----------     -----------
 Basic weighted average shares outstanding        2,615,752       2,674,838

Dilutive potential common shares                       ----            ----
                                                -----------     -----------

Dilutive weighted average shares outstanding      2,615,752       2,674,838
                                                ===========     ===========

Basic and diluted EPS                           $     (0.05)    $     (0.03)
                                                ===========     ===========

     (4)  Mutual Holding Company Reorganization and Minority Stock Issuance

     In conjunction with its reorganization into the mutual holding company structure, on January 5, 2005, the Bank (i) converted to a stock savings bank as the successor to the Bank in its mutual form; (ii) organized the Company as a federally-chartered corporation that owns 100% of the common stock of the Bank (in stock form); and (iii) organized Georgetown Bancorp, MHC as a federally-chartered mutual holding company that owned 57.2% of the Common Stock of the Company as of September 30, 2007.

     (5)  Impact of Recent Accounting Pronouncements

     In July 2006, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standards Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for the Company's 2008 fiscal year and is not expected to have a material impact on the Company's consolidated financial statements.

     In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement is effective for the Company on July 1, 2008 and is not expected to have a material impact on the Company's consolidated financial statements.

     In September 2006, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 06-4, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements". This issue addresses accounting for split-dollar life insurance arrangements whereby the employer purchases a policy to insure the life of an employee, and separately enters into an agreement to split the policy benefits between the employer and the employee. This EITF states that the obligation arises as a result of a substantive agreement with an employee to provide future postretirement benefits. Under EITF 06-4, the obligation is not settled upon entering into an insurance arrangement. Since the obligation is not settled, a liability should be recognized in accordance with applicable authoritative guidance. EITF 06-4 is effective for the Company's 2009 fiscal year and is not expected to have a material impact on the Company's consolidated financial statements.

     In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which provides companies with an option to report selected financial assets and liabilities at fair value. Statement No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective for the Company on July 1, 2008 and is not expected to have a material impact on the Company's consolidated financial statements.

     In January 2002 the Company entered into a collateral assignment split-dollar life insurance arrangement with certain executives. In March 2007, the EITF reached a consensus on Issue No. 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements. Under this EITF, effective for the Company's 2009 fiscal year, the Company is required to recognize a liability for postretirement benefits related to collateral assignment split-dollar life insurance arrangements, and may choose to retroactively apply the accounting change to all periods presented, or to cumulatively adjust the financial statements as of the beginning of the year of adoption. This statement is not expected to have a material impact on the Company's consolidated financial statements.

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

     Our financial performance for the three months ended September 30, 2007 compared to the same period in 2006, continued to be negatively affected by the interest rate environment and high levels of local competition for loan and deposit balances, primarily reflected in the decline of our net interest margin. The decreased provision for loan losses, reflecting our asset quality, offset increased non-interest expenses, primarily related to normal operating conditions. We were successful in increasing our commercial business activities in accordance with our strategic plan. It is anticipated that continued growth of our commercial business activities will improve future financial performance.

Comparison of Financial Condition at September 30, 2007 and June 30, 2007

     Total assets increased by $2.1 million, or 1.3%, to $167.2 million at September 30, 2007, from $165.1 million at June 30, 2007. The increase in total assets resulted primarily from increases in net loans receivable. Net loans receivable increased $3.2 million, or 2.5%, to $130.9 million at September 30, 2007, from $127.7 million at June 30, 2007, primarily due to a $2.0 million or 45.9% increase in commercial construction loans and a $1.2 million or 8.1% increase in commercial real estate loans, partially offset by a $1.4 million or 1.5% decrease in residential mortgage loans. Investment securities held to maturity decreased $875,000, or 10.7%, to $7.3 million at September 30, 2007, from $8.2 million at June 30, 2007. Investment securities available for sale increased $200,000, or 1.8%, to $12.9 million at September 30, 2007, from $12.7 million at June 30, 2007. Net decreases in the investment portfolio reflected the use of investment cash flows to fund loan demand. Total earning assets increased $2.1 million, or 1.4% to $156.3 million at September 30, 2007, from $154.2 million at June 30, 2007.

     Total deposits increased by $1.8 million, or 1.8%, to $99.8 million at September 30, 2007, from $98.0 million at June 30, 2007. The increase in deposits was primarily due to increases in money market and demand deposit accounts, partially offset by decreases in certificates of deposit and NOW checking accounts. Money market deposit accounts increased $3.6 million, or 15.9% and demand deposit accounts increased $1.3 million, or 12.4%, offset by decreases in NOW checking accounts of $2.0 million, or 17.2% and decreases in certificates of deposit of $1.0 million, or 2.5%. Total borrowings from the Federal Home Loan Bank (FHLB) increased $537,000, or 1.1%.

     Total stockholders' equity decreased $201,000 or 1.1% to $17.4 million at September 30, 2007, from $17.6 million at June 30, 2007, primarily due to the repurchase of 23,863 shares of the Company's common stock at a cost of $167,000 and an operating loss of $138,000 for the three months ended September 30, 2007. Accumulated other comprehensive loss decreased $88,000 to $91,000 at September 30, 2007, from $179,000 at June 30, 2007, reflecting $141,000 in net unrealized losses on securities available for sale at September 30, 2007. The net unrealized losses on securities available for sale were attributable to changes in market interest rates and were not considered by management to be other than temporary.

Comparison of Operating Results for the Three Months Ended September 30, 2007 and 2006

     GENERAL. The net loss for the three months ended September 30, 2007 was $138,000, or $.05 per basic and diluted share, compared to a net loss of $86,000, or $.03 per basic and diluted share for the three months ended September 30, 2006. The increase in the net loss was primarily due to a decrease in net interest income and an increase in non-interest expense.

     INTEREST INCOME. Interest income decreased by $9,000, or 0.4%, to $2.3 million for the three months ended September 30, 2007. The decrease resulted primarily from a decrease of $79,000, or 21.6%, in interest and dividend income on securities, partially offset by an increase of $62,000, or 3.2%, in interest income on loans receivable and an increase of $8,000, or 93.1% in interest income on short-term investments. The decrease in interest and dividend income on investment securities for the three months ended September 30, 2007 compared to the same period in 2006 was partially the result of a $39,000 dividend payment on the Company's FHLB stock, related to the quarter ended June 30, 2006, included in the results of the quarter ended September 30, 2006, caused by a timing change of when the FHLB dividend was declared. Additionally, the increase in interest income reflected a 18 basis point increase in the average yield on interest-earning assets to 5.92% for the three months ended September 30, 2007 from 5.74% for the three months ended September 30, 2006, partially offset by a $5.4 million, or 3.4%, decrease in the average balance of interest-earning assets for the three months ended September 30, 2007 to $153.8 million from $159.2 million for the three months ended September 30, 2006.

     Interest income on loans receivable increased $62,000, or 3.2%, to $2.0 million for the three months ended September 30, 2007, from $1.9 million for the three months ended September 30, 2006. The increase was due to the increase in average loan yields of 28 basis points to 6.12% for the three months ended September 30, 2007 from 5.84% for the three months ended September 30, 2006, partially offset by the decrease in the average balance of loans receivable of $1.9 million, or 1.4%, to $129.2 million for the three months ended September 30, 2007 from $131.1 million for the three months ended September 30, 2006.

     Interest and dividend income on investment securities decreased $79,000, or 21.6%, to $286,000 for the three months ended September 30, 2007, from $365,000 for the three months ended September 30, 2006. The decrease in income was due to the timing for receipt of the June 30, 2006 dividend on the Company's FHLB stock and reflected management's use of investment security cash flows to fund deposit loan demand. The average balance of investment securities decreased $4.2 million, or 15.2%, to $23.4 million for the three month ended September 30, 2007, from $27.5 million for the same period in 2006. The average yield on investment securities decreased 40 basis points to 4.90% for the three months ended September 30, 2007, from 5.30% for the three months ended September 30, 2006.

     INTEREST EXPENSE. Interest expense increased $33,000, or 2.6%, to $1.3 million for the three months ended September 30, 2007. The increase in interest expense was primarily due to a 24 basis point increase in the average cost to 3.93% for the three months ended September 30, 2007, from 3.69% for the same period in 2006. The average balance of interest-bearing liabilities decreased $5.1 million, or 3.7%, to $133.9 million for the three months ended September 30, 2007, from $139.0 million for the same period in 2006.

     Interest expense on interest-bearing deposits increased $79,000, or 12.1%, to $731,000 for the three months ended September 30, 2007, from $652,000 for the same period in 2006. The increase was primarily due to a 39 basis point increase in the average cost of interest-bearing deposits to 3.41% for the three months ended September 30, 2007, from 3.02% for the same period in 2006. The average balance of interest-bearing deposits decreased $677,000 or 0.8% for the three months ended September 30, 2007, to $85.8 million from $86.4 million for the same period in 2006. Additionally, interest expense on FHLB short-term borrowings and long-term advances decreased $46,000, or 7.4%, primarily due to a $4.5 million, or 8.7% decrease in the average balance of borrowings and advances for the three months ended September 30, 2007, to $47.3 million, from $51.7 million for the same period in 2006, partially offset by a 7 basis point increase in the average cost of the borrowings and advances to 4.92% for the three months ended September 30, 2007, from 4.85% for the same period in 2006.

     NET INTEREST INCOME. Net interest income decreased $42,000, or 4.2%, to $964,000 for the three months ended September 30, 2007, from $1.0 million for the same period in 2006. The decrease in net interest income was the result of a 2 basis point decrease in net interest margin to 2.51% for the three months ended September 30, 2007, from 2.53% for the same period ended 2006 and a decrease in net average interest-earning assets of $330,000, or 1.6%, to $19.9 million for the three months ended September 30, 2007, from $20.3 million for the same period in 2006.

     PROVISION FOR LOAN LOSSES. The provision for loan losses for the three months ended September 30, 2007 was $1,000, compared to a $64,000 provision for the three months ended September 30, 2006. The allowance for loan losses was $1.1 million or 0.84% of net loans outstanding at September 30, 2007, as compared to $1.1 million, or 0.81% of net loans outstanding at September 30, 2006.

     NON-INTEREST INCOME. Non-interest income decreased $3,000, or 1.8%, to $172,000 for the three months ended September 30, 2007, from $175,000 for the same period in 2006. The decrease in non-interest income was primarily due to a decrease in income from our financial services program, partially offset by an increase in overdraft fees generated from our overdraft privilege program. Income from our financial services program decreased $21,000 or 98.3%, reflecting the departure of the operating manager of the program. The Company has restructured the program and will operate it on a referral basis only. As a result, it is anticipated that there will not be significant increases in income from the program. Overdraft fees increased $14,000, or 15.9% to $100,000 for the three months ended September 30, 2007, from $86,000 for the same period ended 2006.

     NON-INTEREST EXPENSE. Non-interest expense increased $98,000, or 7.8%, to $1.3 million for the three months ended September 30, 2007 from $1.2 million for the same period in 2006. The increase in non-interest expense was primarily due to an increase in advertising expense, professional fees and salaries and benefits. Salary and benefit expense increased $26,000, or 3.7%, primarily due to normal operating increases. Professional fees increased $27,000 or 47.8% to $82,000 for the three months ended September 30, 2007, from $55,000 for the three months ended September 30, 2006, primarily due to consulting fees associated with the Company's compliance with Section 404 of the Sarbanes-Oxley Act. Advertising expense increased $47,000 or 383.1% to $60,000 for the three months ended September 30, 2007, from $12,000 for the three months ended September 30, 2006, reflecting promotional activity at the North Andover office. Other general and administrative expenses decreased $10,000, or 5.1%, to $201,000 for the three months ended September 30, 2007, from $211,000 from the three months ended September 30, 2006.

     INCOME TAXES. The loss before income taxes of $212,000 and $131,000 for the three months ended September 30, 2007 and 2006, respectively, resulted in an income tax benefit of $74,000 and $45,000 for the three months ended September 30, 2007 and 2006, respectively. The effective tax rates for the three months ended September 30, 2007 and 2006 were 34.9% and 34.3%, respectively.

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

                                                                                 Three Months Ended September 30,
                                           At September 30,      -----------------------------------------------------------------
                                                2007                           2007                              2006
                                          ------------------     ------------------------------     ------------------------------
                                                      Weighted   Average                            Average
                                         Outstanding  Average  Outstanding               Yield/   Outstanding               Yield/
                                           Balance     Rate      Balance     Interest     Rate      Balance     Interest     Rate
                                          --------    ------     --------    --------    ------     --------    --------    ------
                                                                              (Dollars in thousands)
Interest-earning assets:
   Loans                                  $131,967      6.13%    $129,240    $  1,976      6.12%    $131,107    $  1,914      5.84%
   Investment securities (1)                23,130      4.76%      23,355         286      4.90%      27,542         365      5.30%
   Short term investments                    1,187      4.80%       1,211          16      5.28%         598           8      5.35%
                                          --------               --------    --------               --------    --------
     Total interest-earning assets         156,284      5.92%     153,806       2,278      5.92%     159,247       2,287      5.74%
   Non-interest-earning assets              10,927                  9,797           -                  9,424           -
                                          --------               --------    --------               --------    --------
   Total assets                           $167,211               $163,603       2,278               $168,671       2,287
                                          ========               ========    ========               ========    ========

Interest-bearing liabilities:
   Savings deposits                         11,368      0.33%    $ 11,500           9      0.31%    $ 14,465          15      0.41%
   NOW accounts                              9,553      1.69%       9,421          38      1.61%       7,970          22      1.10%
   Money market accounts                    26,452      3.85%      24,229         229      3.78%      20,646         156      3.02%
   Certificates of deposit                  39,436      4.55%      40,611         455      4.48%      43,357         459      4.23%
                                          --------               --------    --------               --------    --------
    Total interest-bearing deposits         86,809      3.47%      85,761         731      3.41%      86,438         652      3.02%
   FHLB advances                            48,260      4.76%      47,267         581      4.92%      51,744         627      4.85%
   Repurchase agreements                       927      1.00%         853           2      0.94%         810           2      0.99%
                                          --------               --------    --------               --------    --------
    Total interest-bearing liabilities    $135,996      3.91%    $133,881       1,314      3.93%    $138,992       1,281      3.69%
Non-interest-bearing liabilities:
   Demand deposits                          12,956                 11,282                             10,959
   Other non-interest-bearing liabilities      850                    724                                156
Total liabilities                          149,802                145,887                            150,107
   Stockholders' equity                     17,409                 17,716                             18,564
                                          --------               --------                           --------
     Total liabilities and equity         $167,211               $163,603                           $168,671
                                          ========               ========                           ========

Net interest income                                                          $    964                           $  1,006
                                                                             ========                           ========
Net interest rate spread (2)                            2.01%                              1.99%                              2.05%
Net interest-earning assets (3)           $ 20,288               $ 19,925                           $ 20,255
                                          ========               ========                           ========
Net interest margin (4)                                                                    2.51%                              2.53%
Average of interest-earning
     assets to interest-bearing
      liabilitities                                   114.92%                            114.88%                            114.57%

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

                                          Three Months Ended September 30,
                                                   2007 vs. 2006
                                            --------------------------
                                                  (In Thousands)
                                           Increase (Decrease)
                                                 Due To:         Total
                                            ---------------     Increase
                                            Volume     Rate    (Decrease)
                                            ----       ----       ----
Interest-earning assets:
Loans                                       $(27)      $ 89       $ 62
Investment securities                        (55)       (24)       (79)
Short-term investments                         8          -          8
                                            ----       ----       ----

     Total interest-earning assets           (74)        65         (9)
                                            ----       ----       ----

Interest-bearing liabilities:
Savings deposits                              (3)        (3)        (6)
NOW                                            4         12         16
Money market                                  27         46         73
CDs                                          (29)        25         (4)
                                            ----       ----       ----
Total deposits                                (1)        80         79
FHLB advances                                (54)         8        (46)
Repurchase agreements                          1         (1)         -
                                            ----       ----       ----
    Total interest-bearing liabilities       (54)        87         33
                                            ----       ----       ----

Change in net interest income               $(20)      $(22)      $(42)
                                            ====       ====       ====

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

     Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2007, cash and cash equivalents totaled $5.3 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $12.9 million at September 30, 2007. Our policies also allow for access to the wholesale funds market for up to 50.0% of total assets, or $83.6 million. At September 30, 2007, we had $48.3 million in FHLB advances outstanding, allowing the Company access to up to $35.3 million in additional wholesale funds based on policy guidelines.

     At September 30, 2007, we had $5.5 million in loan commitments outstanding. In addition to commitments to originate loans, we had $19.2 million in unadvanced funds to borrowers. Certificates of deposit due within one year of September 30, 2007 totaled $30.7 million, or 30.7% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit or other wholesale funding options. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2007. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

     We have no material commitments or demands that are likely to affect our liquidity other than set forth below. In the event loan demand were to increase at a pace greater than expected, or any unforeseen demand or commitment were to occur, we would access our borrowing capacity with the FHLB and other wholesale market sources.

     Our primary investing activities are the origination of loans and the purchase of securities. During the three months ended September 30, 2007, we originated $11.3 million of loans and purchased $2.0 million of securities.

     Financing activities consist primarily of activity in deposit accounts and FHLB borrowings and advances. We experienced a net increase in total deposits of $1.8 million for the three months ended September 30, 2007. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive.

     FHLB borrowings and advances reflected a net increase of $537,000 during the three months ended September 30, 2007. FHLB borrowings and advances have primarily been used to fund loan demand and purchase securities.

     The Bank is subject to various regulatory capital requirements including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2007, the Bank exceeded all of its regulatory capital requirements and is considered "well capitalized" under regulatory guidelines.

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

     For the three months ended September 30, 2007, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     Not applicable

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

     a) Not applicable

     b) Not applicable

     c) The following table presents a summary of the Company's share repurchases during the quarter ended September 30, 2007.

                                                                                     Total Number of Shares   Maximum Number of
                                                                                      Purchased as Part of  Shares That May Yet be
                                          Total Number of        Average Price Paid   Publicly Announced      Purchased Under the
                     Period               Shares Purchased           Per Share            Program (1)              Program (1)
                    --------                   ------                   -----                ------                  ------
July 1 through July 31, 2007                        0                   $0.00                     0                  53,663
August 1 through August 31, 2007               23,863                   $7.00                23,863                  29,800
September 1 through September 30, 2007              0                   $0.00                     0                  29,800

     (1) On July 31, 2006 the Company announced that its Board of Directors had authorized a stock repurchase program pursuant to which the Company intends to purchase up to 5% of its issued and outstanding shares, or up to 138,863 shares. .As of September 30, 2007, the Company had purchased 109,063 shares in accordance with the stock repurchase program.

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

                                    GEORGETOWN BANCORP, INC.
                                    (Registrant)

Date: November 13, 2007             /s/ Robert E. Balletto
                                    ----------------------
                                    Robert E. Balletto
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)

                                    /s/ Joseph W. Kennedy
                                    ---------------------
                                    Joseph W. Kennedy
                                    Senior Vice President, Treasurer and
                                    Chief Financial Officer
                                    (Principal Accounting and Financial Officer)