Form 10QSB
period 2007-12-31
Georgetown Bancorp, Inc.
filed 2008-02-14
CIK 1302709

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended December 31, 2007

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of the registrant's common stock, as of the latest practicable date: Common Stock, $0.10 par value, 2,648,987 shares outstanding as of February 11, 2008.

Transitional Small Business Disclosure Format: YES [ ] NO [X]

                                   Form 10-QSB
                            GEORGETOWN BANCORP, INC.
                                Table of Contents

Part I.    Financial Information                                            Page
           ---------------------                                            ----

Item 1:    Financial Statements (Unaudited)

           Consolidated Statements of Financial Condition
           at December 31, 2007 and June 30, 2007                             1

           Consolidated Statements of Operations for the Three and Six
           Months Ended December 31, 2007 and 2006                            2

           Consolidated Statements of Changes in Stockholders'
           Equity for the Six Months Ended December 31, 2007 and 2006         3

           Consolidated Statements of Cash Flows for the
           Six Months Ended December 31, 2007 and 2006                        4

           Notes to Condensed Consolidated Financial Statements               6

Item 2:    Management's Discussion and Analysis or Plan of Operation          8

Item 3:    Controls and Procedures                                           18

Part II.   Other Information
           -----------------

Item 1:    Legal Proceedings                                                 18
Item 2:    Unregistered Sales of Equity Securities and Use of Proceeds       18
Item 3:    Defaults upon Senior Securities                                   18
Item 4:    Submission of Matters to a Vote of Security Holders               18
Item 5:    Other Information                                                 19
Item 6:    Exhibits                                                          19

SIGNATURES                                                                   20

PART I--FINANCIAL INFORMATION

ITEM 1. Financial Statements

                            GEORGETOWN BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    ----------------------------------------
                                   (unaudited)
                                     ASSETS

                                                                                At            At
                                                                           December 31,    June 30,
                                                                               2007          2007
                                                                           ------------   ---------
                                                                               (In thousands)
Cash and due from banks                                                    $      2,412   $   3,950
Short-term investments                                                              665       1,653
                                                                           ------------   ---------
      Total cash and cash equivalents                                             3,077       5,603

Securities available for sale, at fair value                                     12,693      12,690
Securities held to maturity, at amortized cost                                    7,009       8,182
Federal Home Loan Bank stock, at cost                                             2,905       2,905
Loans, net of allowance for loan losses of $1,115,000
   at December 31, 2007 and $1,079,000 at June 30, 2007                         135,098     127,659
Premises and equipment, net                                                       4,662       4,816
Accrued interest receivable                                                         668         682
Bank-owned life insurance                                                         1,439       1,416
Other assets                                                                      1,025       1,129
                                                                           ------------   ---------

      Total assets                                                         $    168,576   $ 165,082
                                                                           ============   =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                   $     99,522   $  97,956
Short-term Federal Home Loan Bank advances                                        9,750       9,850
Long-term Federal Home Loan Bank advances                                        40,347      37,873
Securities sold under agreements to repurchase                                      783         869
Mortgagors' escrow accounts                                                         341         317
Accrued expenses and other liabilities                                              528         607
                                                                           ------------   ---------
      Total liabilities                                                         151,271     147,472
                                                                           ------------   ---------
Commitments and contingencies

Stockholders' equity:
Preferred stock, $ 0.10 par value per share: 1,000,000
   shares authorized; none outstanding                                                -           -
Common Stock, $0.10 par value per share: 10,000,000
   shares authorized; 2,777,250 shares issued, 2,648,987 and
   2,692,050 shares outstanding at December 31, 2007 and
   June 30, 2007, respectively                                                      278         278
Additional paid-in capital                                                       11,452      11,452
Retained earnings                                                                 7,284       7,522
Accumulated other comprehensive income (loss)                                        16        (179)
Unearned compensation - ESOP (61,367 and 65,463 shares unallocated
   at December 31, 2007 and June 30, 2007, respectively)                           (614)       (655)
Treasury stock, at cost (128,263 and 85,200 shares at December 31, 2007
   and June 30, 2007, respectively)                                              (1,111)       (808)
                                                                           ------------   ---------
      Total stockholders' equity                                                 17,305      17,610
                                                                           ------------   ---------

      Total liabilities and stockholders' equity                           $    168,576   $ 165,082
                                                                           ============   =========

See notes to condensed consolidated financial statements.

                            GEORGETOWN BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            ------------------------
                                   (unaudited)

                                                                             Three Months Ended           Six Months Ended
                                                                                December 31,                December 31,
                                                                             2007          2006          2007          2006
                                                                         -----------   -----------   -----------   -----------
                                                                                   (In thousands, except share data)
Interest and dividend income:
   Loans, including fees                                                 $     2,086   $     1,892   $     4,062   $     3,806
   Investment interest and dividends                                             279           312           565           677
   Short-term investments                                                          9            13            25            21
                                                                         -----------   -----------   -----------   -----------
      Total interest and dividend income                                       2,374         2,217         4,652         4,504
                                                                         -----------   -----------   -----------   -----------

Interest expense:
   Deposits                                                                      743           662         1,474         1,314
   Short-term Federal Home Loan Bank advances                                    136           199           249           493
   Long-term Federal Home Loan Bank advances                                     478           414           946           747
   Securities sold under agreements to repurchase                                  2             2             4             4
                                                                         -----------   -----------   -----------   -----------
      Total interest expense                                                   1,359         1,277         2,673         2,558
                                                                         -----------   -----------   -----------   -----------

Net interest income                                                            1,015           940         1,979         1,946
Provision for loan losses                                                          2            41             3           105
                                                                         -----------   -----------   -----------   -----------
Net interest income, after provision for loan losses                           1,013           899         1,976         1,841
                                                                         -----------   -----------   -----------   -----------

Non-interest income:
   Customer service fees                                                         173           139           321           295
   Income from bank-owned life insurance                                           7            16            23            27
   Other                                                                           9             7            17            15
                                                                         -----------   -----------   -----------   -----------
      Total non-interest income                                                  189           162           361           337
                                                                         -----------   -----------   -----------   -----------

Non-interest expenses:
   Salaries and employee benefits                                                714           642         1,425         1,328
   Occupancy and equipment expenses                                              220           207           430           419
   Data processing expenses                                                       90            71           173           148
   Professional fees                                                              80            81           162           137
   Advertising expense                                                            37            47            97            59
   Other general and administrative expenses                                     196           160           397           365
                                                                         -----------   -----------   -----------   -----------
      Total non-interest expenses                                              1,337         1,208         2,684         2,456
                                                                         -----------   -----------   -----------   -----------

Loss before income taxes                                                        (135)         (147)         (347)         (278)

Income tax benefit                                                               (46)          (48)         (120)          (93)
                                                                         -----------   -----------   -----------   -----------

Net loss                                                                 $       (89)  $       (99)  $      (227)  $      (185)
                                                                         ===========   ===========   ===========   ===========

Weighted average number of common shares outstanding:
   Basic and diluted                                                       2,598,640     2,628,348     2,607,196     2,651,593

Net loss per share:
   Basic and diluted                                                     $     (0.03)  $     (0.04)  $     (0.08)  $     (0.07)

See notes to condensed consolidated financial statements.

                            GEORGETOWN BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                         ---------------------------
                                   (unaudited)

                                                                                Accumulated
                                                       Additional                  Other         Unearned
                                              Common     Paid-in    Retained   Comprehensive   Compensation-   Treasury
                                               Stock     Capital    Earnings   Income (Loss)       ESOP          Stock      Total
                                              ------   ----------   --------   -------------   -------------   --------   --------
                                                                                 (In thousands)
Balance at June 30, 2006                      $  278   $   11,452   $  7,996   $        (330)  $        (737)  $      -   $ 18,659
                                                                                                                          --------
Comprehensive income (loss):
   Net loss                                        -            -       (185)              -               -                  (185)
   Change in net unrealized gain (loss) on
      securities available for sale, net of
      tax effects of $118,000                      -            -          -             199               -                   199
                                                                                                                          --------
         Total comprehensive income (loss)                                                                                      14
                                                                                                                          --------
Common stock held by ESOP allocated or
   committed to be allocated (4,094 shares)                               (3)                             41                    38

Treasury stock purchased (78,000 shares)                                                                           (751)      (751)
                                              ------   ----------   --------   -------------   -------------   --------   --------

Balance at December 31, 2006                  $  278   $   11,452   $  7,808   $        (131)  $        (696)  $   (751)  $ 17,960
                                              ======   ==========   ========   =============   =============   ========   ========

Balance at June 30, 2007                      $  278   $   11,452   $  7,522   $        (179)  $        (655)  $   (808)  $ 17,610

Comprehensive income (loss):
   Net loss                                                             (227)                                                 (227)
   Change in net unrealized gain (loss) on
      securities available for sale, net of
      tax effects of $116,000                                                            195                                   195
                                                                                                                          --------
         Total comprehensive income (loss)                                                                                     (32)
                                                                                                                          --------
Common stock held by ESOP allocated or
   committed to be allocated (4,096 shares)                              (11)                             41                    30

Treasury stock purchased (43,063 shares)                                                                           (303)      (303)
                                              ------   ----------   --------   -------------   -------------   --------   --------

Balance at December 31, 2007                  $  278   $   11,452   $  7,284   $          16   $        (614)  $ (1,111)  $ 17,305
                                              ======   ==========   ========   =============   =============   ========   ========

See notes to condensed consolidated financial statements.

                            GEORGETOWN BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           --------------------------

                                   (unaudited)

                                                                                  Six Months Ended
                                                                                    December 31,
                                                                                  2007       2006
                                                                                -------    --------
                                                                                  (In thousands)
Cash flows from operating activities:
 Net loss                                                                       $  (227)   $   (185)
   Adjustments to reconcile net loss to net cash
      used by operating activities:
         Provision for loan losses                                                    3         105
         Accretion of securities, net                                               (16)        (24)
         Accretion of deferred loan costs, net                                        -         (36)
         Depreciation and amortization expense                                      234         231
         Decrease in accrued interest receivable                                     14           8
         Income from bank-owned life insurance                                      (23)        (27)
         ESOP compensation expense                                                   30          38
         Other, net                                                                 (91)        (92)
                                                                                -------    --------
            Net cash (used) provided by operating activities                        (76)         18
                                                                                -------    --------

Cash flows from investing activities:
   Activity in available-for-sale securities:
      Maturities, prepayments and calls                                           3,324       1,529
      Purchases                                                                  (3,006)          -
   Activity in held-to-maturity securities:
      Maturities, prepayments and calls                                           1,179         881
   Loan (principal originations) repayments, net                                 (7,442)      1,901
   Purchase of premises and equipment                                               (80)        (19)
                                                                                -------    --------
            Net cash (used) provided by investing activities                     (6,025)      4,292
                                                                                -------    --------

                                    Continued

See notes to condensed consolidated financial statements.

                            GEORGETOWN BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           --------------------------

                                   (unaudited)
                                   (continued)

                                                                                  Six Months Ended
                                                                                    December 31,
                                                                                  2007       2006
                                                                                -------    --------
                                                                                   (In thousands)
Cash flows from financing activities:
   Net increase (decrease) in deposits                                            1,566      (3,272)
   Net decrease in securities sold under agreements
      to repurchase                                                                 (86)        (51)
   Net change in borrowings with maturities of three
      months or less                                                             (3,100)        300
   Proceeds of Federal Home Loan Bank advances
      with maturities greater than three months                                   7,000      15,000
   Repayments of Federal Home Loan Bank advances
      with maturities greater than three months                                  (1,526)    (15,874)
   Treasury stock purchased                                                        (303)       (751)
   Net change in mortgagors' escrow accounts                                         24           4
                                                                                -------    --------
            Net cash provided (used) by financing activities                      3,575      (4,644)

Net change in cash and cash equivalents                                          (2,526)       (334)

Cash and cash equivalents at beginning of year                                    5,603       3,977
                                                                                -------    --------

Cash and cash equivalents at end of year                                        $ 3,077    $  3,643
                                                                                =======    ========

Supplementary information:
      Interest paid on deposit accounts                                         $ 1,479    $  1,311
      Interest paid on Federal Home Loan Bank advances                            1,192       1,227
      Interest paid on securities sold under agreement
         to repurchase                                                                4           4
      Income taxes paid, net of refunds                                               6         (62)

      See notes to condensed consolidated financial statements.

                            GEORGETOWN BANCORP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      (1)   Basis of Presentation

      The accompanying unaudited financial statements of Georgetown Bancorp, Inc. (the "Company") were prepared in accordance with instructions for Form 10-QSB and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the six-month period ended December 31, 2007 are not necessarily indicative of the results that may be expected for future periods, including the entire fiscal year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the 2007 Consolidated Financial Statements presented in the Company's Annual Report on Form 10-KSB filed at the Securities and Exchange Commission on September 28, 2007. The consolidated financial statements include the accounts of Georgetown Savings Bank (the "Bank") and its wholly owned subsidiary, Georgetown Securities Corporation, which engages in the buying, selling and holding of securities. All significant inter-company balances and transactions have been eliminated in consolidation.

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

                                                                 Three Months Ended         Six Months Ended
                                                                    December 31,               December 31,
                                                                 2007         2006         2007         2006
                                                              ----------   ----------   ----------   ----------
Net loss attributable to common stockholders                  $  (89,000)  $  (99,000)  $ (227,000)  $ (185,000)
                                                              ==========   ==========   ==========   ==========

Basic potential common shares:
   Weighted average shares outstanding                         2,661,350    2,699,250    2,660,371    2,723,522
   Weighted average unallocated ESOP shares                      (62,710)     (70,902)     (53,175)     (71,929)
                                                              ----------   ----------   ----------   ----------
Basic weighted average shares outstanding                      2,598,640    2,628,348    2,607,196    2,651,593

Dilutive potential common shares                                      --           --           --           --
                                                              ----------   ----------   ----------   ----------

Dilutive weighted average shares outstanding                   2,598,640    2,628,348    2,607,196    2,651,593
                                                              ==========   ==========   ==========   ==========

Basic and diluted EPS                                         $    (0.03)  $    (0.04)  $    (0.08)  $    (0.07)
                                                              ==========   ==========   ==========   ==========

      (4)   Mutual Holding Company Reorganization and Minority Stock Issuance

      In conjunction with its reorganization into the mutual holding company structure, on January 5, 2005, the Bank (i) converted to a stock savings bank as the successor to the Bank in its mutual form; (ii) organized the Company as a federally-chartered corporation that owns 100% of the common stock of the Bank
(in stock form); and (iii) organized Georgetown Bancorp, MHC as a federally-chartered mutual holding company that owned 57.2% of the Common Stock of the Company as of December 31, 2007.

      (5)   Impact of Recent Accounting Pronouncements

      In July 2006, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standards Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for the Company's 2008 fiscal year and adoption did not have a material impact on the Company's consolidated financial statements.

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

      In September 2006, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 06-4, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance
Arrangements". This issue addresses accounting for split-dollar life insurance arrangements whereby the employer purchases a policy to insure the life of an employee, and separately enters into an agreement to split the policy benefits between the employer and the employee. This EITF states that the obligation arises as a result of a substantive agreement with an employee to provide future postretirement benefits. Under EITF 06-4, the obligation is not settled upon entering into an insurance arrangement. Since the obligation is not settled, a liability should be recognized in accordance with applicable authoritative guidance. EITF 06-4 is effective for the Company's 2009 fiscal year and the Company is in the process of evaluating the impact of adoption.

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

      In January 2002 the Company entered into a collateral assignment split-dollar life insurance arrangement with certain executives. In March 2007, the EITF reached a consensus on Issue No. 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements. Under this EITF, effective for the Company's 2009 fiscal year, the Company is required to recognize a liability for postretirement benefits related to collateral assignment split-dollar life insurance arrangements, and may choose to retroactively apply the accounting change to all periods presented, or to cumulatively adjust the financial statements as of the beginning of the year of adoption. The Company is in the process of evaluating the impact of adoption.

      In December 2007, the FASB issued Statement No. 141 (revised), "Business Combinations." This Statement replaces FASB Statement No. 141, and applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for certain business combinations. Under Statement No. 141 (revised) an acquirer is required to recognize at fair value the assets acquired, liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date. This replaces the cost allocation process under Statement No. 141, which resulted in the non-recognition of some assets and liabilities at the acquisition date and in measuring some assets and liabilities at amounts other than their fair values at the acquisition date. This Statement requires that acquisition costs and expected restructuring costs be recognized separately from the acquisition, and that the acquirer in a business combination achieved in stages recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values. This Statement also requires an acquirer to recognize assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date, while Statement 141 allowed for the deferred recognition of pre-acquisition contingencies until certain recognition criteria were met, and an acquirer is only required to recognize assets or liabilities arising from all other contingencies if it is more likely than not that they meet the definition of an asset or a liability. Under this Statement, an acquirer is required to recognize contingent consideration at the acquisition date, whereas contingent consideration obligations usually were not recognized at the acquisition date under Statement 141. Further, this Statement eliminates the concept of negative goodwill and requires gain recognition in instances in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any non-controlling interest in the acquiree. This Statement makes significant amendments to other Statements and other authoritative guidance, and applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date.

      In December 2007, the FASB issued Statement No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51." This Statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for the Company's 2009 fiscal year. The Company is in the process of evaluating the impact of adoption.

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

      Our financial performance for the six months ended December 31, 2007 improved in several areas when compared to the same period in 2006. Our net interest margin improved, as the Company benefited from the recent decline in short term rates, as well as the continued expansion of our commercial business activities, which generally result in higher-yielding loans. However, we continue to operate in a difficult operating environment with a high level of local competition for loan and deposit balances, which we expect will continue to put pressure on our net interest margin. Asset quality remained stable, reflected in the minimal provision for loan losses. Increased non-interest expenses were primarily related to salary and benefits and normal operating conditions.

Comparison of Financial Condition at December 31, 2007 and June 30, 2007

      Total assets increased by $3.5 million, or 2.1%, to $168.6 million at December 31, 2007, from $165.1 million at June 30, 2007. The increase in total assets resulted primarily from increases in net loans receivable, partially offset by decreases in cash and cash equivalents and investment securities held to maturity. Net loans receivable increased $7.4 million, or 5.8%, to $135.1 million at December 31, 2007, from $127.7 million at June 30, 2007, primarily due to a $5.0 million or 113.9% increase in commercial construction loans, a $1.8 million or 83.3% increase in commercial loans and a $1.5 million or 10.7% increase in commercial real estate loans, partially offset by a $2.2 million or 2.3% decrease in residential mortgage loans. Cash and cash equivalents decreased $2.5 million or 45.1%, primarily related to normal operating fluctuations. Investment securities held to maturity decreased $1.2 million, or 14.3%, to $7.0 million at December 31, 2007, from $8.2 million at June 30, 2007, which reflected the use of investment cash flows to fund loan demand. Total earning assets increased $5.3 million, or 3.5%, to $159.5 million at December 31, 2007, from $154.2 million at June 30, 2007.

      Total deposits increased by $1.6 million, or 1.6%, to $99.5 million at December 31, 2007, from $98.0 million at June 30, 2007. The increase in deposits was primarily due to increases in money market and demand deposit accounts, partially offset by decreases in certificates of deposit, savings accounts and NOW checking accounts. Money market deposit accounts increased $5.1 million, or 22.4%, reflecting promotional efforts and demand deposit accounts increased $742,000, or 6.9%, offset by decreases in certificates of deposit of $1.7 million, or 4.3%, decreases in savings accounts of $1.4 million, or 12.2%, and decreases in NOW checking accounts of $1.3 million, or 11.2%. Total borrowings from the Federal Home Loan Bank (FHLB) increased $2.4 million, or 5.0%, primarily to fund loan demand.

      Total stockholders' equity decreased $305,000 or 1.7% to $17.3 million at December 31, 2007, from $17.6 million at June 30, 2007, primarily due to the repurchase of 43,063 shares of the Company's common stock at a cost of $303,000, as well as an operating loss of $227,000 for the six months ended December 31, 2007, partially offset by a $195,000 decrease in accumulated other comprehensive loss. The accumulated other comprehensive loss at June 30, 2007 of $179,000 decreased $195,000 to $16,000 of accumulated other comprehensive income at December 31, 2007, reflecting $29,000 in net unrealized gains on securities available for sale at December 31, 2007. The net unrealized gains on securities available for sale were attributable to changes in market interest rates and were not considered by management to be other than temporary.

Comparison of Operating Results for the Three Months Ended December 31, 2007 and 2006

      General. The net loss for the three months ended December 31, 2007 was $89,000, or $.03 per basic and diluted share, compared to a net loss of $99,000, or $.04 per basic and diluted share for the three months ended December 31, 2006. The decrease in the net loss was primarily due to an increase in net interest income, an increase in non-interest income and a decrease in the provision for loan losses, partially offset by an increase in non-interest expense.

      Interest Income. Interest income increased by $157,000, or 7.1%, to $2.4 million for the three months ended December 31, 2007. The increase resulted primarily from an increase of $194,000, or 10.3%, in interest income on loans receivable, partially offset by a decrease in interest and dividend income on securities of $33,000, or 10.7%.

      Interest income on loans receivable increased $194,000, or 10.3%, to $2.1 million for the three months ended December 31, 2007, from $1.9 million for the three months ended December 31, 2006. The increase was due to an increase in the average balance of loans receivable of $5.3 million, or 4.1%, to $134.0 million for the three months ended December 31, 2007, from $128.8 million for the three months ended December 31, 2006 and by the increase in average loan yields of 35 basis points to 6.23% for the three months ended December 31, 2007, from 5.88% for the three months ended December 31, 2006.

      Interest and dividend income on investment securities decreased $33,000, or 10.7% for the three months ended December 31, 2007 compared to the same period in 2006. The decrease in interest income was due to a decrease in the average balance of investment securities of $3.8 million, or 14.5%, to $22.7 million for the three months ended December 31, 2007, from $26.6 million for the three months ended December 31, 2006, partially offset by an increase in average investment yields of 22 basis points to 4.91% for the three months ended December 31, 2007, from 4.69% for the three months ended December 31, 2006.

      Interest Expense. Interest expense increased $82,000, or 6.4%, to $1.4 million for the three months ended December 31, 2007. The increase in interest expense was primarily due to a 19 basis point increase in the average cost to 3.95% for the three months ended December 31, 2007, from 3.76% for the same period in 2006. The average balance of interest-bearing liabilities increased $1.5 million, or 1.1%, to $137.4 million for the three months ended December 31, 2007, from $136.0 million for the same period in 2006.

      Interest expense on interest-bearing deposits increased $81,000, or 12.2%, to $743,000 for the three months ended December 31, 2007, from $662,000 for the same period in 2006. The increase was primarily due to a 35 basis point increase in the average cost of interest-bearing deposits to 3.46% for the three months ended December 31, 2007, from 3.11% for the same period in 2006. The average balance of interest-bearing deposits increased $552,000 or 0.7% for the three months ended December 31, 2007, to $85.8 million from $85.3 million for the same period in 2006. Additionally, interest expense on FHLB short-term borrowings and long-term advances remained flat, primarily due to a $788,000, or 1.6% increase in the average balance of borrowings and advances for the three months ended December 31, 2007, to $50.7 million, from $50.0 million for the same period in 2006, partially offset by a 7 basis point decrease in the average cost of the borrowings and advances to 4.84% for the three months ended December 31, 2007, from 4.91% for the same period in 2006.

      Net Interest Income. Net interest income increased $75,000, or 8.0%, to $1.0 million for the three months ended December 31, 2007, from $940,000 for the same period in 2006. The increase in net interest income was primarily the result of a 17 basis point increase in net interest margin to 2.57% for the three months ended December 31, 2007, from 2.40% for the same period ended 2006.

      Provision for Loan Losses. The provision for loan losses for the three months ended December 31, 2007 was $2,000, compared to a $41,000 provision for the three months ended December 31, 2006, reflecting the stable asset quality of the Company. The allowance for loan losses was $1.1 million or 0.82% of net loans outstanding at December 31, 2007, as compared to $1.1 million, or 0.87% of net loans outstanding at December 31, 2006.

      Non-interest Income. Non-interest income increased $27,000, or 16.4%, to $189,000 for the three months ended December 31, 2007, from $162,000 for the same period in 2006. The increase in non-interest income was primarily due to income generated from our overdraft privilege program. Overdraft fees increased $15,000, or 15.9% to $108,000 for the three months ended December 31, 2007, from $93,000 for the same period ended 2006.

      Non-interest Expense. Non-interest expense increased $129,000, or 10.7%, to $1.3 million for the three months ended December 31, 2007, from $1.2 million for the same period in 2006. The increase in non-interest expense was primarily due to an increase in salaries and benefits, data processing and general and administrative. Salary and benefit expense increased $72,000, or 11.0%, primarily due to costs associated with two new employees and expense associated with supplemental retirement benefits. Occupancy expense increased $13,000, or 6.6%, to $220,000 for the three months ended December 31, 2007, from $207,000 for the same period in 2006. Data processing expense increased $19,000, or 26.8%, primarily due to technology investments, to $90,000 for the three months ended December 31, 2007, from $71,000 for the same period in 2006. Advertising expense decreased $10,000 or 20.8% to $37,000 for the three months ended December 31, 2007, from $47,000 for the three months ended December 31, 2006. Other general and administrative expenses increased $36,000, or 22.8%, to $196,000 for the three months ended December 31, 2007, from $160,000 from the three months ended December 31, 2006, primarily due to increased FDIC deposit insurance assessments of $12,000, or 382.3% and Office of Thrift Supervision
(OTS) assessment expense of $7,000, or 53.5%.

      Income Taxes. The loss before income taxes of $135,000 and $147,000 for the three months ended December 31, 2007 and 2006, respectively, resulted in an income tax benefit of $46,000 and $48,000 for the three months ended December 31, 2007 and 2006, respectively. The effective tax rates for the three months ended December 31, 2007 and 2006 were 33.9% and 32.6%, respectively.

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

                                                                                   Three Months Ended December 31,
                                                At December 31,     --------------------------------------------------------------
                                                      2007                       2007                            2006
                                            ---------------------   -----------------------------   ------------------------------
                                                         Weighted     Average                         Average
                                            Outstanding  Average    Outstanding            Yield/   Outstanding            Yield/
                                              Balance      Rate       Balance    Interest   Rate      Balance    Interest   Rate
                                            -----------  --------   -----------  --------  ------   -----------  --------  ------
                                                                                           (Dollars in thousands)
Interest-earning assets:
   Loans                                    $   136,213      6.17%  $   134,018  $  2,086    6.23%  $   128,760  $  1,892    5.88%
   Investment securities (1)                     22,607      4.73%       22,749       279    4.91%       26,591       312    4.69%
   Short term investments                           665      4.30%        1,401         9    2.57%        1,020        13    5.10%
                                            -----------             -----------  --------           -----------  --------
     Total interest-earning assets              159,485      5.96%      158,168     2,374    6.00%      156,371     2,217    5.67%
   Non-interest-earning assets                    9,091                   9,316         -                 9,224         -
                                            -----------             -----------  --------           -----------  --------
   Total assets                             $   168,576             $   167,484     2,374           $   165,595     2,217
                                            ===========             ===========  ========           ===========  ========

Interest-bearing liabilities:
   Savings deposits                              10,461      0.24%  $    10,905         8    0.29%  $    13,296        10    0.30%
   NOW accounts                                  10,244      1.30%        9,147        35    1.53%        8,661        31    1.43%
   Money market accounts                         27,952      3.60%       26,945       255    3.79%       19,784       155    3.13%
   Certificates of deposit                       38,728      4.55%       38,807       445    4.59%       43,511       466    4.28%
                                            -----------             -----------  --------           -----------  --------
     Total interest-bearing deposits             87,385      3.35%       85,804       743    3.46%       85,252       662    3.11%
   FHLB advances                                 50,097      4.70%       50,735       614    4.84%       49,947       613    4.91%
   Repurchase agreements                            783      1.00%          908         2    0.88%          778         2    1.03%
                                            -----------             -----------  --------           -----------  --------
     Total interest-bearing liabilities     $   138,265      3.82%  $   137,447     1,359    3.95%  $   135,977     1,277    3.76%
Non-interest-bearing liabilities:
   Demand deposits                               12,137                  11,895                          11,117
   Other non-interest-bearing liabilities           869                     700                             412
Total liabilities                               151,271                 150,042                         147,506
   Stockholders' equity                          17,305                  17,442                          18,089
                                            -----------             -----------                     -----------
     Total liabilities and equity           $   168,576             $   167,484                     $   165,595
                                            ===========             ===========                     ===========

Net interest income                                                              $  1,015                        $    940
                                                                                 ========                        ========
Net interest rate spread (2)                                 2.14%                           2.05%                           1.91%
Net interest-earning assets (3)             $    21,220             $    20,721                     $    20,394
                                            ===========             ===========                     ===========
Net interest margin (4)                                                                      2.57%                           2.40%
Average of interest-earning
     assets to interest-bearing
     liabilitities                                         115.35%                         115.08%                         115.00%

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

                                            Three Months Ended December 31,
                                                     2007 vs. 2006
                                       -----------------------------------------
                                                    (In Thousands)
                                       Increase (Decrease) Due To:     Total
                                       ---------------------------    Increase
                                          Volume          Rate       (Decrease)
                                       ------------   ------------   -----------

Interest-earning assets:
Loans                                  $         77   $       117    $      194
Investment securities                           (45)           12           (33)
Short-term investments                            5            (9)           (4)
                                       ------------   -----------    ----------

   Total interest-earning assets                 37           120           157
                                       ------------   -----------    ----------

Interest-bearing liabilities:
Savings deposits                                 (2)            -            (2)
NOW accounts                                      2             2             4
Money market accounts                            56            44           100
Certificates of deposit                         (50)           29           (21)
                                       ------------   -----------    ----------
Total interest-bearing deposits                   6            75            81
FHLB advances                                    10            (9)            1
Repurchase agreements                            (1)            1             -
                                       ------------   -----------    ----------
   Total interest-bearing liabilities            15            67            82
                                       ------------   -----------    ----------

Change in net interest income          $         22   $        53    $       75
                                       ============   ===========    ==========

Comparison of Operating Results for the Six Months Ended December 31, 2007 and 2006

      General. The net loss for the six months ended December 31, 2007 was $227,000, or $.08 per basic and diluted share, compared to a net loss of $185,000, or $.07 per basic and diluted share for the six months ended December 31, 2006. The increase in the net loss was primarily due to an increase in non-interest expense, partially offset by a decrease in the provision for loan losses, an increase in net interest income and an increase in non-interest income.

      Interest Income. Interest income increased by $148,000, or 3.3%, to $4.7 million for the six months ended December 31, 2007, from $4.5 million for the six months ended December 31, 2006. The increase resulted primarily from an increase of $256,000, or 6.7%, in interest income on loans receivable, partially offset by a decrease in interest and dividend income on securities of $112,000, or 16.6%.

      Interest income on loans receivable increased $256,000, or 6.7%, to $4.1 million for the six months ended December 31, 2007, from $3.8 million for the six months ended December 31, 2006. The increase was due to an increase in the average balance of loans receivable of $1.7 million, or 1.3%, to $131.6 million for the six months ended December 31, 2007, from $129.9 million for the six months ended December 31, 2006 and by an increase in average loan yields of 31 basis points to 6.17% for the six months ended December 31, 2007, from 5.86% for the six months ended December 31, 2006.

      Interest and dividend income on investment securities decreased $112,000, or 16.6% for the six months ended December 31, 2007, compared to the same period in 2006. The decrease in interest income was due to a decrease in the average balance of investment securities of $4.0 million, or 14.8%, to $23.1 million for the six months ended December 31, 2007, from $27.1 million for the six months ended December 31, 2006 and by a decrease in average investment yields of 10 basis points to 4.90% for the six months ended December 31, 2007, from 5.00% for the six months ended December 31, 2006.

      Interest Expense. Interest expense increased $115,000, or 4.5%, to $2.7 million for the six months ended December 31, 2007. The increase in interest expense was primarily due to a 22 basis point increase in the average cost to 3.94% for the six months ended December 31, 2007, from 3.72% for the same period in 2006. The average balance of interest-bearing liabilities decreased $1.8 million, or 1.3%, to $135.7 million for the six months ended December 31, 2007, from $137.5 million for the same period in 2006.

      Interest expense on interest-bearing deposits increased $160,000, or 12.2%, to $1.5 million for the six months ended December 31, 2007, from $1.3 million for the same period in 2006. The increase was primarily due to a 38 basis point increase in the average cost of interest-bearing deposits to 3.44% for the six months ended December 31, 2007, from 3.06% for the same period in 2006. The average balance of interest-bearing deposits remained flat for the six months ended December 31, 2007, compared to the same period in 2006.
Additionally, interest expense on FHLB short-term borrowings and long-term advances decreased $45,000, or 3.7%, primarily due to a $1.8 million, or 3.6% decrease in the average balance of borrowings and advances for the six months ended December 31, 2007, to $49.0 million, from $50.8 million for the same period in 2006. The average cost of the borrowings and advances of 4.88% for the six months ended December 31, 2007, remained flat, compared to the same period in 2006.

      Net Interest Income. Net interest income increased $33,000, or 1.7%, to $2.0 million for the six months ended December 31, 2007. The increase in net interest income was primarily the result of a 7 basis point increase in net interest margin to 2.54% for the six months ended December 31, 2007, from 2.47% for the same period ended 2006.

      Provision for Loan Losses. The provision for loan losses for the six months ended December 31, 2007 was $3,000, compared to a $105,000 provision for the six months ended December 31, 2006, reflecting the stable asset quality of the Company. The allowance for loan losses was $1.1 million or 0.82% of net loans outstanding at December 31, 2007, as compared to $1.1 million, or 0.87% of net loans outstanding at December 31, 2006.

      Non-interest Income. Non-interest income increased $24,000, or 7.0%, to $361,000 for the six months ended December 31, 2007, from $337,000 for the same period in 2006. The increase in non-interest income was primarily due to income generated from our overdraft privilege program. Overdraft fees increased $29,000, or 15.9% to $208,000 for the six months ended December 31, 2007, from $179,000 for the same period ended 2006.

      Non-interest Expense. Non-interest expense increased $228,000, or 9.2%, to $2.7 million for the six months ended December 31, 2007, from $2.5 million for the same period in 2006. The increase in non-interest expense was primarily due to an increase in salaries and benefits, advertising and professional fees. Salary and benefit expense increased $97,000, or 7.3%, primarily due to costs associated with two new employees and expense associated with supplemental retirement benefits. Occupancy expense increased $11,000, or 2.6%, to $430,000 for the six months ended December 31, 2007, from $419,000 for the same period in 2006. Data processing expense increased $25,000, or 16.8%, primarily due to technology investments, to $173,000 for the six months ended December 31, 2007, from $148,000 for the same period in 2006. Professional fees increased $25,000 or 18.6%, to $162,000 for the six months ended December 31, 2007, from $137,000 for the six months ended December 31, 2006, primarily due to consulting fees associated with the Company's compliance with Section 404 of the Sarbanes-Oxley Act. Advertising expense increased $38,000 or 63.0%, to $97,000 for the six months ended December 31, 2007, from $59,000 for the six months ended December 31, 2006. Other general and administrative expenses increased $32,000, or 8.6%, to $397,000 for the six months ended December 31, 2007, from $365,000 from the six months ended December 31, 2006, primarily due to increased FDIC deposit insurance assessments of 26,000, or 432.8%.

      Income Taxes. The loss before income taxes of $347,000 and $278,000 for the six months ended December 31, 2007 and 2006, respectively, resulted in an income tax benefit of $120,000 and $93,000 for the six months ended December 31, 2007 and 2006, respectively. The effective tax rates for the six months ended December 31, 2007 and 2006 were 34.5% and 33.4%, respectively.

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

                                                                                         Six Months Ended December 31,
                                                  At December 31,     --------------------------------------------------------------
                                                       2007                        2007                            2006
                                              ---------------------   -----------------------------   ------------------------------
                                                           Weighted     Average                         Average
                                              Outstanding   Average   Outstanding            Yield/   Outstanding            Yield/
                                                Balance      Rate       Balance    Interest   Rate      Balance    Interest   Rate
                                              -----------  --------   -----------  --------  ------   -----------  --------  ------
Interest-earning assets:                                                                     (Dollars in thousands)
   Loans                                          136,213      6.17%  $   131,629  $  4,062    6.17%  $   129,934  $  3,806    5.86%
   Investment securities (1)                       22,607      4.73%       23,052       565    4.90%       27,066       677    5.00%
   Short term investments                             665      4.30%        1,306        25    3.83%          809        21    5.19%
                                              -----------             -----------  --------           -----------  --------
     Total interest-earning assets                159,485      5.96%      155,987     4,652    5.96%      157,809     4,504    5.71%
   Non-interest-earning assets                      9,091                   9,557         -                 9,324         -
                                              -----------             -----------  --------           -----------  --------
   Total assets                               $   168,576             $   165,544     4,652           $   167,133     4,504
                                              ===========             ===========  ========           ===========  ========

Interest-bearing liabilities:
   Savings deposits                                10,461      0.24%  $    11,203        17    0.30%  $    13,880        25    0.36%
   NOW accounts                                    10,244      1.30%        9,284        73    1.57%        8,315        54    1.30%
   Money market accounts                           27,952      3.60%       25,587       484    3.78%       20,216       311    3.08%
   Certificates of deposit                         38,728      4.55%       39,709       900    4.53%       43,434       924    4.25%
                                              -----------             -----------  --------           -----------  --------
     Total interest-bearing deposits               87,385      3.35%       85,783     1,474    3.44%       85,845     1,314    3.06%
   FHLB advances                                   50,097      4.70%       49,001     1,195    4.88%       50,846     1,240    4.88%
   Repurchase agreements                              783      1.00%          881         4    0.91%          794         4    1.01%
                                              -----------             -----------  --------           -----------  --------
     Total interest-bearing liabilities       $   138,265      3.82%  $   135,665     2,673    3.94%  $   137,485     2,558    3.72%
Non-interest-bearing liabilities:
   Demand deposits                                 12,137                  11,588                          11,038
   Other non-interest-bearing liabilities             869                     712                             284
Total liabilities                                 151,271                 147,965                         148,807
   Stockholders' equity                            17,305                  17,579                          18,326
                                              -----------             -----------                     -----------
     Total liabilities and equity             $   168,576             $   165,544                     $   167,133
                                              ===========             ===========                     ===========

Net interest income                                                                $  1,979                        $  1,946
                                                                                   ========                        ========
Net interest rate spread (2)                                   2.14%                           2.02%                           1.99%
Net interest-earning assets (3)               $    21,220             $    20,322                     $    20,324
                                              ===========             ===========                     ===========
Net interest margin (4)                                                                        2.54%                           2.47%
Average of interest-earning
   assets to interest-bearing
   liabilitities                                             115.35%                         114.98%                         114.78%

----------
(1)   Consists entirely of taxable investment securities.

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

                                             Six Months Ended December 31,
                                                     2007 vs. 2006
                                        ----------------------------------------
                                         Increase (Decrease) Due to
                                        ---------------------------
                                          Volume          Rate           Net
                                        ----------   --------------   ---------
                                                     (In thousands)
Interest-earning assets:
Loans                                   $       50   $          206   $     256
Investment securities                         (100)             (12)       (112)
Short-term investments                          13               (9)          4
                                        ----------   --------------   ---------

   Total interest-earning assets               (37)             185         148
                                        ----------   --------------   ---------

Interest-bearing liabilities:
Savings deposits                                (5)              (3)         (8)
NOW accounts                                     6               13          19
Money market accounts                           83               90         173
Certificates of deposit                        (79)              55         (24)
                                        ----------   --------------   ---------
Total interest-bearing deposits                  5              155         160
FHLB advances                                  (45)               -         (45)
Repurchase agreements                            -                -           -
                                        ----------   --------------   ---------
   Total interest-bearing liabilities          (40)             155         115
                                        ----------   --------------   ---------

Change in net interest income           $        3   $           30   $      33
                                        ==========   ==============   =========

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

      Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2007, cash and cash equivalents totaled $3.1 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $12.7 million at December 31, 2007. Our policies also allow for access to the wholesale funds market for up to 50.0% of total assets, or $84.3 million. At December 31, 2007, we had $50.1 million in FHLB advances outstanding, allowing the Company access to an additional $34.2 million in wholesale funds based on policy guidelines.

      At December 31, 2007, we had $2.7 million in loan commitments outstanding. In addition to commitments to originate loans, we had $20.4 million in unadvanced funds to borrowers. Certificates of deposit due within one year of December 31, 2007 totaled $30.0 million, or 30.2% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit or other wholesale funding options. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2007. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

      We have no material commitments or demands that are likely to affect our liquidity other than set forth below. In the event loan demand were to increase at a pace greater than expected, or any unforeseen demand or commitment were to occur, we would access our borrowing capacity with the FHLB and other wholesale market sources.

      Our primary investing activities are the origination of loans and the purchase of securities. During the six months ended December 31, 2007, we originated $25.1 million of loans and purchased $3.0 million of securities.

      Financing activities consist primarily of activity in deposit accounts and FHLB borrowings and advances. We experienced a net increase in total deposits of $1.6 million for the six months ended December 31, 2007. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive.

      FHLB borrowings and advances reflected a net increase of $2.4 million during the six months ended December 31, 2007. FHLB borrowings and advances have primarily been used to fund loan demand and purchase securities.

      The Bank is subject to various regulatory capital requirements including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2007, the Bank exceeded all of its regulatory capital requirements and is considered "well capitalized" under regulatory guidelines.

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

      For the six months ended December 31, 2007, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

            Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

            a) Not applicable

            b) Not applicable

            c) The following table presents a summary of the Company's share repurchases during the quarter ended December 31, 2007.

                                                                               Total Number of Shares     Maximum Number of
                                                                                Purchased as Part of    Shares That May Yet be
                                       Total Number of    Average Price Paid     Publicly Announced      Purchased Under the
                  Period               Shares Purchased       Per Share              Program(1)              Program(1)
------------------------------------------------------------------------------------------------------------------------------
October 1 through October 31, 2007            0                 $0.00                    0                      29,800
November 1 through November 30, 2007        19,200              $7.06                  19,200                   10,600
December 1 through December 31, 2007          0                 $0.00                    0                      10,600

(1) On July 31, 2006 the Company announced that its Board of Directors had authorized a stock repurchase program pursuant to which the Company intends to purchase up to 5% of its issued and outstanding shares, or up to 138,863 shares. As of December 31, 2007, the Company had purchased 128,263 shares in accordance with the stock repurchase program.

Item 3. Defaults Upon Senior Securities

            Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

            On October 23, 2007, the Company held an annual meeting of shareholders. At the meeting, proposals to (1) elect Keith N. Congdon, Kathleen R. Sachs, Richard F. Spencer, David A. Splaine and Robert T. Wyman to serve as directors of the Company for terms of three years and until their respective successors have been elected and qualified and elect Marybeth McInnis and John H. Yeaton to serve as directors of the Company for terms of two years and until their respective successors have been elected and qualified and (2) ratify the engagement of Wolf and Company, P.C. to be the Company's auditors for the June 30, 2008 fiscal year were approved. There were no broker non-votes. The votes cast for and against the proposals were as follows:

            Election to the Board of Directors      For      Withheld
            ----------------------------------      ---      --------

            Keith N. Congdon                     2,358,431    122,224

            Kathleen R. Sachs                    2,358,781    121,874

            Richard F. Spencer                   2,359,031    121,624

            David A. Splaine                     2,358,231    122,424

            Robert T. Wyman                      2,359,031    121,624

            Marybeth McInnis                     2,358,281    122,374

            John H. Yeaton                       2,358,281    122,374

            Robert E. Balletto, David H. Condon, Anthony S. Conte, Jr., Stephen
            L. Flynn, Thomas L. Hamelin and Mary L. Williams continued after the meeting to serve as directors of the Company.

            Ratification of Appointment of Wolf & Company, P.C. as auditors for the Company for the fiscal year ending June 30, 2008

                                        Abstain      For      Against
                                        -------      ---      -------

            Number of votes              2,550    2,454,928   23,177

Item 5. Other Information

            (a)   Not applicable

            (b) There were no material changes to the procedures by which security holders may recommend nominees to the Company's board of directors during the period covered by this Form 10QSB.

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

                                   GEORGETOWN BANCORP, INC.
                                         (Registrant)

Date: February 12, 2008            /s/ Robert E. Balletto
                                   -------------------------------------
                                   Robert E. Balletto
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)

                                   /s/ Joseph W. Kennedy
                                   -------------------------------------
                                   Joseph W. Kennedy
                                   Senior Vice President, Treasurer and Chief
                                   Financial Officer
                                   (Principal Accounting and Financial Officer)