Form 10QSB
period 2008-03-31
Georgetown Bancorp, Inc.
filed 2008-05-15
CIK 1302709

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2008

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

Indicate the number of shares outstanding of the registrant's common stock, as of the latest practicable date: Common Stock, $0.10 par value, 2,638,387 shares outstanding as of May 12, 2008.

Transitional Small Business Disclosure Format: YES |_| NO |X|

                                   Form 10-QSB
                            GEORGETOWN BANCORP, INC.
                                Table of Contents

Part I. Financial Information                                               Page
        ---------------------                                               ----

Item 1: Financial Statements (Unaudited)

        Consolidated Statements of Financial Condition
        at March 31, 2008 and June 30, 2007                                  1

        Consolidated Statements of Operations for the Three and Nine
        Months Ended March 31, 2008 and 2007                                 2

        Consolidated Statements of Changes in Stockholders'
        Equity for the Nine Months Ended March 31, 2008 and 2007             3

        Consolidated Statements of Cash Flows for the
        Nine Months Ended March 31, 2008 and 2007                            4

        Notes to Condensed Consolidated Financial Statements                 6

Item 2: Management's Discussion and Analysis or Plan of Operation            8

Item 3: Controls and Procedures                                             19

Part II. Other Information
         -----------------

Item 1: Legal Proceedings                                                   19
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds         19
Item 3: Defaults upon Senior Securities                                     19
Item 4: Submission of Matters to a Vote of Security Holders                 19
Item 5: Other Information                                                   19
Item 6: Exhibits                                                            19

SIGNATURES                                                                  20

PART I--FINANCIAL INFORMATION

ITEM 1. Financial Statements

                            GEORGETOWN BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                       ----------------------------------
                                   (unaudited)

                                                ASSETS
                                                                                At                   At
                                                                             March 31,            June 30,
                                                                               2008                 2007
                                                                            -----------         -----------
                                                                                      (In thousands)
Cash and due from banks                                                     $     3,062         $     3,950
Short-term investments                                                            3,500               1,653
                                                                            -----------         -----------
               Total cash and cash equivalents                                    6,562               5,603

Securities available for sale, at fair value                                     11,907              12,690
Securities held to maturity, at amortized cost                                    6,699               8,182
Federal Home Loan Bank stock, at cost                                             2,905               2,905
Loans, net of allowance for loan losses of $1,120,000
    at March 31, 2008 and $1,079,000 at June 30, 2007                           135,807             127,659
Premises and equipment, net                                                       4,545               4,816
Accrued interest receivable                                                         619                 682
Bank-owned life insurance                                                         1,436               1,416
Other assets                                                                      1,031               1,129
                                                                            -----------         -----------

               Total assets                                                 $   171,511         $   165,082
                                                                            ===========         ===========

                                 LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                    $   101,821         $    97,956
Short-term Federal Home Loan Bank advances                                        4,500               9,850
Long-term Federal Home Loan Bank advances                                        46,334              37,873
Securities sold under agreements to repurchase                                      685                 869
Mortgagors' escrow accounts                                                         367                 317
Accrued expenses and other liabilities                                              527                 607
                                                                            -----------         -----------
               Total liabilities                                                154,234             147,472
                                                                            -----------         -----------

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.10 par value per share: 1,000,000
shares authorized; none outstanding                                                  --                  --
Common Stock, $0.10 par value per share: 10,000,000
shares authorized; 2,777,250 shares issued, 2,638,387 and
2,692,050 shares outstanding at March 31, 2008 and
June 30, 2007, respectively                                                         278                 278
Additional paid-in capital                                                       11,452              11,452
Retained earnings                                                                 7,213               7,522
Accumulated other comprehensive income (loss)                                       112                (179)
Unearned compensation - ESOP (59,319 and 65,463 shares unallocated
    at March 31, 2008 and June 30, 2007, respectively)                             (594)               (655)
Treasury stock, at cost (138,863 and 85,200 shares at March 31, 2008
    and June 30, 2007, respectively)                                             (1,184)               (808)
                                                                            -----------         -----------
               Total stockholders' equity                                        17,277              17,610
                                                                            -----------         -----------

               Total liabilities and stockholders' equity                   $   171,511         $   165,082
                                                                            ===========         ===========

See notes to condensed consolidated financial statements.

                            GEORGETOWN BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        ---------------------------------
                                   (unaudited)

                                                                 Three Months Ended                Nine Months Ended
                                                                      March 31,                         March 31,
                                                               2008              2007              2008              2007
                                                           -----------       -----------       -----------       -----------
                                                                          (In thousands, except share data)
Interest and dividend income:
    Loans, including fees                                  $     2,044       $     1,879       $     6,107       $     5,684
    Investment interest and dividends                              263               308               828               985
    Short-term investments                                           9                15                34                37
                                                           -----------       -----------       -----------       -----------
               Total interest and dividend income                2,316             2,202             6,969             6,706
                                                           -----------       -----------       -----------       -----------

Interest expense:
    Deposits                                                       640               649             2,114             1,963
    Short-term Federal Home Loan Bank advances                      71               202               321               695
    Long-term Federal Home Loan Bank advances                      526               402             1,471             1,149
    Securities sold under agreements to repurchase                   2                 2                 6                 6
                                                           -----------       -----------       -----------       -----------
               Total interest expense                            1,239             1,255             3,912             3,813
                                                           -----------       -----------       -----------       -----------

Net interest income                                              1,077               947             3,057             2,893
Provision for loan losses                                            4                 4                 8               109
                                                           -----------       -----------       -----------       -----------
Net interest income, after provision for loan losses             1,073               943             3,049             2,784
                                                           -----------       -----------       -----------       -----------

Non-interest income:
    Customer service fees                                          145               141               466               436
    Income from bank-owned life insurance                           (3)               18                20                45
    Other                                                           10                 9                27                24
                                                           -----------       -----------       -----------       -----------
               Total non-interest income                           152               168               513               505
                                                           -----------       -----------       -----------       -----------

Non-interest expenses:
    Salaries and employee benefits                                 736               678             2,150             1,996
    Occupancy and equipment expenses                               230               221               661               640
    Data processing expenses                                        87                76               259               224
    Professional fees                                              140                66               303               203
    Advertising expense                                             31                92               128               151
    Other general and administrative expenses                      194               178               600               553
                                                           -----------       -----------       -----------       -----------
               Total non-interest expenses                       1,418             1,311             4,101             3,767
                                                           -----------       -----------       -----------       -----------

Loss before income taxes                                          (193)             (200)             (539)             (478)

Income tax benefit                                                (128)              (71)             (247)             (164)
                                                           -----------       -----------       -----------       -----------

Net loss                                                   $       (65)      $      (129)      $      (292)      $      (314)
                                                           ===========       ===========       ===========       ===========

Weighted average number of common shares outstanding:
   Basic and diluted                                         2,584,598         2,630,397         2,599,663         2,644,631

Net loss per share:
   Basic and diluted                                       $     (0.03)      $     (0.05)      $     (0.11)      $     (0.12)

See notes to condensed consolidated financial statements.

                            GEORGETOWN BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 ----------------------------------------------
                                   (unaudited)

                                                                                   Accumulated
                                                             Additional                Other        Unearned
                                                    Common     Paid-in   Retained  Comprehensive  Compensation-  Treasury
                                                    Stock      Capital   Earnings  Income (Loss)      ESOP         Stock     Total
                                                   -------   ----------  --------  -------------  -------------  --------  --------
                                                                                   (In thousands)
Balance at June 30, 2006                           $   278    $ 11,452   $  7,996    $   (330)      $   (737)    $     --  $ 18,659
                                                                                                                           --------

Comprehensive income (loss):
    Net loss                                            --          --       (314)         --             --                   (314)
    Change in net unrealized gain (loss) on
      securities available for sale, net of
      tax effects of $138,000                           --          --         --         233             --                    233
                                                                                                                           --------
         Total comprehensive income (loss)                                                                                      (81)
                                                                                                                           --------

Common stock held by ESOP allocated or committed
    to be allocated (6,142 shares)                                             (6)                        62                     56

Treasury stock purchased (78,000 shares)                                                                             (751)     (751)
                                                   -------    --------   --------    --------       --------     --------  --------

Balance at March 31, 2007                          $   278    $ 11,452   $  7,676    $    (97)      $   (675)    $   (751) $ 17,883
                                                   =======    ========   ========    ========       ========     ========  ========

Balance at June 30, 2007                           $   278    $ 11,452   $  7,522    $   (179)      $   (655)    $   (808) $ 17,610

Comprehensive income (loss):
    Net loss                                                                 (292)                                             (292)
    Change in net unrealized gain (loss) on
      securities available for sale, net of
      tax effects of $172,000                                                             291                                   291
                                                                                                                           --------
         Total comprehensive income (loss)                                                                                       (1)
                                                                                                                           --------

Common stock held by ESOP allocated or committed
    to be allocated (6,144 shares)                                            (17)                        61                     44

Treasury stock purchased (53,663 shares)                                                                             (376)     (376)
                                                   -------    --------   --------    --------       --------     --------  --------


Balance at March 31, 2008                          $   278    $ 11,452   $  7,213    $    112       $   (594)    $ (1,184) $ 17,277
                                                   =======    ========   ========    ========       ========     ========  ========

See notes to condensed consolidated financial statements.

                            GEORGETOWN BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        --------------------------------

                                   (unaudited)

                                                                             Nine Months Ended
                                                                                 March 31,
                                                                           2008              2007
                                                                       -----------       -----------
                                                                               (In thousands)
Cash flows from operating activities:
    Net loss                                                           $      (292)      $      (314)
    Adjustments to reconcile net loss to net cash
        used by operating activities:
            Provision for loan losses                                            8               109
            Accretion of securities, net                                       (23)              (35)
            Accretion of deferred loan costs, net                               (5)              (21)
            Depreciation and amortization expense                              352               345
            Decrease  in accrued interest receivable                            63                11
            Income from bank-owned life insurance                              (20)              (45)
            ESOP compensation expense                                           44                56
            Other, net                                                        (154)             (271)
                                                                       -----------       -----------
                  Net cash used by operating activities                        (27)             (165)
                                                                       -----------       -----------

Cash flows from investing activities:
    Activity in available-for-sale securities:
         Maturities, prepayments and calls                                   4,767             3,024
         Purchases                                                          (3,506)             (499)
    Activity in held-to-maturity securities:
         Maturities, prepayments and calls                                   1,491             1,265
    Loan (principal originations) repayments, net                           (8,151)            1,093
    Purchase of premises and equipment                                         (81)              (24)
                                                                       -----------       -----------
                 Net cash (used) provided by investing activities           (5,480)            4,859
                                                                       -----------       -----------

                                 Continued

See notes to condensed consolidated financial statements.

                            GEORGETOWN BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        --------------------------------
                                 (unaudited)
                                 (continued)

                                                                             Nine Months Ended
                                                                                 March 31,
                                                                         2008              2007
                                                                     -----------       -----------
                                                                              (In thousands)
Cash flows from financing activities:
    Net increase (decrease) in deposits                                    3,865            (2,257)
    Net (decrease) increase in securities sold under agreements
        to repurchase                                                       (184)               86
    Net change in borrowings with maturities of  three
        months or less                                                    (8,850)             (850)
    Proceeds of Federal Home Loan Bank advances
        with maturities greater than three months                         15,500            18,000
    Repayments of Federal Home Loan Bank advances
        with maturities greater than three months                         (3,539)          (18,386)
Treasury stock purchased                                                    (376)             (751)
    Net change in mortgagors' escrow accounts                                 50                42
                                                                     -----------       -----------
           Net cash provided (used) by financing activities                6,466            (4,116)

Net change in cash and cash equivalents                                      959               578

Cash and cash equivalents at beginning of year                             5,603             3,977
                                                                     -----------       -----------

Cash and cash equivalents at end of year                             $     6,562       $     4,555
                                                                     ===========       ===========

Supplementary information:
    Interest paid on deposit accounts                                $     2,129       $     1,955
    Interest paid on Federal Home Loan Bank advances                       1,786             1,831
    Interest paid on securities sold under agreement
      to repurchase                                                            6                 6
    Income taxes paid, net of refunds                                        (71)             (185)

See notes to condensed consolidated financial statements.

                            GEORGETOWN BANCORP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      (1)   Basis of Presentation

      The accompanying unaudited financial statements of Georgetown Bancorp, Inc. (the "Company") were prepared in accordance with instructions for Form 10-QSB and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the nine-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for future periods, including the entire fiscal year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the 2007 Consolidated Financial Statements presented in the Company's Annual Report on Form 10-KSB filed at the Securities and Exchange Commission on September 28, 2007. The consolidated financial statements include the accounts of Georgetown Savings Bank (the "Bank") and its wholly owned subsidiary, Georgetown Securities Corporation, which engages in the buying, selling and holding of securities. All significant inter-company balances and transactions have been eliminated in consolidation.

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

                                                           Three Months Ended                  Nine Months Ended
                                                                March 31,                           March 31,
                                                          2008              2007              2008              2007
                                                      -----------       -----------       -----------       -----------
Net loss available to common stockholders             $   (65,000)      $  (129,000)      $  (292,000)      $  (314,000)
                                                      ===========       ===========       ===========       ===========

Basic potential common shares:
    Weighted average shares outstanding                 2,645,260         2,699,250         2,662,799         2,723,522
    Weighted average unallocated ESOP shares              (60,662)          (68,853)          (63,136)          (78,891)
                                                      -----------       -----------       -----------       -----------
       Basic weighted average shares outstanding        2,584,598         2,630,397         2,599,663         2,644,631

Dilutive potential common shares                               --                --                --                --
                                                      -----------       -----------       -----------       -----------

Dilutive weighted average shares outstanding            2,584,598         2,630,397         2,599,663         2,644,631
                                                      ===========       ===========       ===========       ===========

Basic and diluted EPS                                 $     (0.03)      $     (0.05)      $     (0.11)      $     (0.12)
                                                      -----------       -----------       -----------       -----------

      (4)   Mutual Holding Company Reorganization and Minority Stock Issuance

      In conjunction with its reorganization into the mutual holding company structure, on January 5, 2005, the Bank (i) converted to a stock savings bank as the successor to the Bank in its mutual form; (ii) organized the Company as a federally-chartered corporation that owns 100% of the common stock of the Bank
(in stock form); and (iii) organized Georgetown Bancorp, MHC as a federally-chartered mutual holding company that owned 57.9% of the Common Stock of the Company as of March 31, 2008.

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

      In September 2006, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 06-4, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance
Arrangements". This issue addresses accounting for split-dollar life insurance arrangements whereby the employer purchases a policy to insure the life of an employee, and separately enters into an agreement to split the policy benefits between the employer and the employee. This EITF states that the obligation arises as a result of a substantive agreement with an employee to provide future postretirement benefits. Under EITF 06-4, the obligation is not settled upon entering into an insurance arrangement. Since the obligation is not settled, a liability should be recognized in accordance with applicable authoritative guidance. EITF 06-4 is effective for the Company's 2009 fiscal year. The Company completed its evaluation and has determined that EITF No. 6-04 is not applicable to the Company.

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

      In January 2002 the Company entered into collateral assignment split-dollar life insurance agreements with certain executives. In March 2007, the EITF reached a consensus on Issue No. 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance (CASD) Arrangements. Under this EITF, effective for the Company's 2009 fiscal year, the Company is required to recognize a liability for postretirement benefits related to its collateral assignment split-dollar life insurance agreements, and may choose to retroactively apply the accounting change to all periods presented, or to cumulatively adjust the financial statements as of the beginning of the year of adoption. The Company is currently negotiating the restructuring of the CASD agreements with certain executive officers and anticipates the restructuring to be completed prior to June 30, 2008. The impact of the restructuring of the agreements is estimated to be an after-tax charge to earnings of approximately $140,000, which is expected to be recognized during the three months ended June 30, 2008.

      In December 2007, the FASB issued Statement No. 141 (revised), "Business Combinations". This Statement replaces FASB Statement No. 141, and applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for certain business combinations. Under Statement No. 141 (revised) an acquirer is required to recognize at fair value the assets acquired, liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date. This replaces the cost allocation process under Statement No. 141, which resulted in the non-recognition of some assets and liabilities at the acquisition date and in measuring some assets and liabilities at amounts other than their fair values at the acquisition date. This Statement requires that acquisition costs and expected restructuring costs be recognized separately from the acquisition, and that the acquirer in a business combination achieved in stages recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values. This Statement also requires an acquirer to recognize assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date, while Statement 141 allowed for the deferred recognition of pre-acquisition contingencies until certain recognition criteria were met, and an acquirer is only required to recognize assets or liabilities arising from all other contingencies if it is more likely than not that they meet the definition of an asset or a liability. Under this Statement, an acquirer is required to recognize contingent consideration at the acquisition date, whereas contingent consideration obligations usually were not recognized at the acquisition date under Statement 141. Further, this Statement eliminates the concept of negative goodwill and requires gain recognition in instances in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any non-controlling interest in the acquiree. This Statement makes significant amendments to other Statements and other authoritative guidance, and applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date.

      In December 2007, the FASB issued Statement No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51". This Statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for the Company's 2009 fiscal year. The Company is in the process of evaluating the impact of adoption.

      In March 2008, the FASB issued Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133", which changes the disclosure requirements for derivative instruments and hedging activities. This Statement is intended to enhance the current disclosure framework in Statement 133. The Statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This Statement is effective for the Company's consolidated financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and is not expected to have a material impact on the Company's consolidated financial statements.

Item 2. Management's Discussion and Analysis or Plan of Operation

      This document may contain certain forward-looking statements, such as statements of the Company's or the Bank's plans, objectives, expectations, estimates and intentions. Forward-looking statements may be identified by the use of words such as "expects", "subject, and""believe"", will"", intends"", will be" or "would". These statements are subject to change based on various important factors (some of which are beyond the Company's or the Bank's control) and actual results may differ materially. Accordingly, readers should not place undue reliance on any forward-looking statements, which reflect management's analysis of factors only as of the date of which they are given. These factors include general economic conditions, trends in interest rates, the ability of our borrowers to repay their loans, the ability of the Company or the Bank to effectively manage its growth, and results of regulatory examinations, among other factors. The foregoing list of important factors is not exclusive. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including Current Reports on Form 8-K.

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

      Our financial performance for the nine months ended March 31, 2008 improved in several areas when compared to the same period in 2007. Our net interest margin continued to increase, as the Company benefited from the recent decline in short term rates, as well as the continued expansion of our commercial business activities, which generally result in higher-yielding loans. However, we continue to operate in a difficult operating environment with a high level of local competition for loan and deposit balances, which we expect will continue to put pressure on our net interest margin. Asset quality remained stable, reflected in the minimal provision for loan losses. Increased non-interest expenses were primarily related to salary and benefits and professional fees. Our financial performance was also improved due to an increase in our annual effective tax rate, which was related to the anticipated recognition of bank owned life insurance (BOLI) tax-exempt income associated with the restructuring of the CASD agreements and the supplemental employee retirement plan (SERP) agreements with certain officers of the Company, which is expected to be completed during the three months ended June 30, 2008.

Comparison of Financial Condition at March 31, 2008 and June 30, 2007

      Total assets increased by $6.4 million, or 3.9%, to $171.5 million at March 31, 2008, from $165.1 million at June 30, 2007. The increase in total assets resulted primarily from increases in net loans receivable and cash and cash equivalents, partially offset by decreases in investment securities. Net loans receivable increased $8.1 million, or 6.4%, to $135.8 million at March 31, 2008, from $127.7 million at June 30, 2007, primarily due to a $6.8 million, or 154.6% increase in commercial construction loans, a $2.0 million, or 94.5% increase in commercial loans, a $1.9 million, or 13.4% increase in commercial real estate loans and a $934,000, or 9.1% increase in home equity loans, partially offset by a $3.6 million, or 3.8% decrease in residential mortgage loans. Cash and cash equivalents increased $959,000, or 17.1%, primarily related to normal operating fluctuations. Total investment securities decreased $2.3 million, or 10.9%, to $18.6 million at March 31, 2008, from $20.9 million at June 30, 2007, which reflected the use of investment cash flows to fund loan demand. Total earning assets increased $7.8 million, or 5.0%, to $161.9 million at March 31, 2008, from $154.2 million at June 30, 2007.

      Nonperforming loans decreased $321,000 to $1.9 million at March 31, 2008 compared to $2.3 million at June 30, 2007. These balances represented 1.4% of total loans at March 31, 2008 and 1.8% of total loans at June 30, 2007. The allowance for loan losses was $1.1 million at March 31, 2008 and June 30, 2007. This represented 0.82% of total loans at March 31, 2008 and 0.84% of total loans at June 30, 2007. At these levels, the allowance for loan losses as a percentage of nonperforming loans was 57.6% at March 31, 2008 and 47.6% at June 30, 2007.

      Total deposits increased by $3.9 million, or 3.9%, to $101.8 million at March 31, 2008, from $98.0 million at June 30, 2007. The increase in deposits was primarily due to increases in money market and demand deposit accounts, partially offset by decreases in certificates of deposit, savings accounts and NOW checking accounts. Money market deposit accounts increased $5.8 million, or 25.3%, reflecting promotional efforts and demand deposit accounts increased $1.4 million, or 12.5%, offset by decreases in certificates of deposit of $1.6 million, or 3.9%, decreases in savings accounts of $1.3 million, or 10.7%, and decreases in NOW checking accounts of $467,000, or 4.0%. Total borrowings from the Federal Home Loan Bank (FHLB) increased $3.1 million, or 6.5%, primarily to fund loan demand.

      Total stockholders' equity decreased $333,000 or 1.9% to $17.3 million at March 31, 2008, from $17.6 million at June 30, 2007, primarily due to the repurchase of 53,663 shares of the Company's common stock at a cost of $376,000, as well as an operating loss of $292,000 for the nine months ended March 31, 2008, partially offset by a $291,000 decrease in accumulated other comprehensive loss. The accumulated other comprehensive loss at June 30, 2007 of $179,000 decreased $291,000 to $112,000 of accumulated other comprehensive income at March 31, 2008, reflecting $180,000 in net unrealized gains on securities available for sale at March 31, 2008. The net unrealized gains on securities available for sale were attributable to changes in market interest rates.

Comparison  of  Operating  Results for the Three Months Ended March 31, 2008 and
2007

      General. The net loss for the three months ended March 31, 2008 was $65,000, or $.03 per basic and diluted share, compared to a net loss of $129,000, or $.05 per basic and diluted share for the three months ended March 31, 2007. The decrease in the net loss was primarily due to an increase in our annual effective tax rate and an increase in net interest income, partially offset by an increase in non-interest expense and a decrease in non-interest income.

      Interest Income. Interest income increased by $114,000, or 5.2%, to $2.3 million for the three months ended March 31, 2008. The increase resulted primarily from an increase of $165,000, or 8.8%, in interest income on loans receivable, partially offset by a decrease in interest and dividend income on securities of $45,000, or 14.5%.

      Interest income on loans receivable increased $165,000, or 8.8%, to $2.0 million for the three months ended March 31, 2008, from $1.9 million for the three months ended March 31, 2007. The increase was due to an increase in the average balance of loans receivable of $9.3 million, or 7.3%, to $136.8 million for the three months ended March 31, 2008, from $127.5 million for the three months ended March 31, 2007 and by the increase in average loan yields of 9 basis points to 5.98% for the three months ended March 31, 2008, from 5.89% for the three months ended March 31, 2007.

      Interest and dividend income on investment securities decreased $45,000, or 14.5% for the three months ended March 31, 2008 compared to the same period in 2007. The decrease in interest income was due to a decrease in the average balance of investment securities of $3.5 million, or 13.8%, to $22.0 million for the three months ended March 31, 2008, from $25.5 million for the three months ended March 31, 2007 and by a decrease in average investment yields of 5 basis points to 4.78% for the three months ended March 31, 2008, from 4.83% for the three months ended March 31, 2007.

      Interest Expense. Interest expense decreased $16,000, or 1.3%, to $1.2 million for the three months ended March 31, 2008. The decrease in interest expense was primarily due to a 19 basis point decrease in the average cost of interest-bearing liabilities to 3.56% for the three months ended March 31, 2008, from 3.75% for the same period in 2007, partially offset by an increase in the average balance of interest-bearing liabilities of $5.4 million, or 4.1%, to $139.4 million for the three months ended March 31, 2008, from $133.9 million for the same period in 2007.

      Interest expense on interest-bearing deposits decreased $9,000, or 1.4%, to $640,000 for the three months ended March 31, 2008, from $649,000 for the same period in 2007. The decrease was primarily due to a 17 basis point decrease in the average cost of interest-bearing deposits to 2.96% for the three months ended March 31, 2008, from 3.13% for the same period in 2007, partially offset by an increase in the average balance of interest-bearing deposits of $3.6 million, or 4.3%, to $86.5 million for the three months ended March 31, 2008 from $82.9 million for the same period in 2007. Additionally, interest expense on FHLB short-term and long-term advances decreased $7,000, or 1.0%, to $597,000 for the three months ended March 31, 2008, from $604,000 for the same period in 2007. The decrease was primarily due to a 24 basis point decrease in the average cost of FHLB short-term and long-term advances to 4.58% for the three months ended March 31, 2008, from 4.82% for the same period in 2007, partially offset by an increase in the average balance of FHLB short-term and long-term advances of $2.0 million, or 3.9%, to $52.1 million for the three months ended March 31, 2008 from $50.2 million for the same period in 2007.

      Net Interest Income. Net interest income increased $130,000, or 13.8%, to $1.1 million for the three months ended March 31, 2008, from $947,000 for the same period in 2007. The increase in net interest income was primarily the result of a 23 basis point increase in net interest margin to 2.69% for the three months ended March 31, 2008, from 2.46% for the same period ended 2007.

      Provision for Loan Losses. The provision for loan losses for the three months ended March 31, 2008 and for the three months ended March 31, 2007 was $4,000, reflecting the stable asset quality of the Company. Net loan recoveries were $1,000 for the three months ended March 31, 2008, as compared to net loan charge-offs of $2,000 for the same period in 2007.

      Non-interest Income. Non-interest income decreased $16,000, or 9.0%, to $152,000 for the three months ended March 31, 2008, from $168,000 for the same period in 2007. The decrease in non-interest income was primarily due to an adjustment of the cash surrender value of variable BOLI. For the three months ended March 31, 2008, the net expense from BOLI was $3,000, as compared to $18,000 of income for the same period ended 2007.

      Non-interest Expense. Non-interest expense increased $107,000, or 8.2%, to $1.4 million for the three months ended March 31, 2008, from $1.3 million for the same period in 2007. The increase in non-interest expense was primarily due to an increase in professional fees and salaries and benefits, partially offset by a decrease in advertising expense. Salary and benefit expense increased $58,000, or 8.5%, primarily due to costs associated with three additional employees. Occupancy expense increased $9,000, or 4.1%, to $230,000 for the three months ended March 31, 2008, from $221,000 for the same period in 2007. Data processing expense increased $11,000, or 14.8%, to $87,000 for the three months ended March 31, 2008, from $76,000 for the same period in 2007, primarily due to technology investments. Professional fees increased $74,000, or 111.7%, to $140,000 for the three months ended March 31, 2008, primarily due to consulting fees associated with the implementation of compliance with section 404 of the Sarbanes-Oxley Act (SOX 404) and with the restructuring of the CASD agreements and the SERP agreements with certain executive officers of the Company. Advertising expense decreased $61,000 or 66.1% to $31,000 for the three months ended March 31, 2008, from $92,000 for the three months ended March 31, 2007, primarily due to the timing of expenditures. Other general and administrative expenses increased $16,000, or 9.3%, to $194,000 for the three months ended March 31, 2008, from $178,000 from the three months ended March 31, 2007, primarily due to an increase in the FDIC deposit insurance assessments of $18,000, or 613.2%.

      Income Taxes. The loss before income taxes of $193,000 and $200,000 for the three months ended March 31, 2008 and 2007, respectively, resulted in an income tax benefit of $128,000 and $71,000 for the three months ended March 31, 2008 and 2007, respectively. The effective tax rates for the three months ended March 31, 2008 and 2007 were 66.4% and 35.4%, respectively. The effective tax rate for the three months ended March 31, 2008 included an adjustment to reflect an annual effective tax rate of 45.9%. The annual effective tax rate of 45.9% is primarily due to the anticipated recognition of BOLI tax-exempt income associated with the restructuring of the CASD agreements and the SERP agreements, which is expected to be completed during the three months ended June 30, 2008.

      Average Balance Sheet. The following table sets forth certain information regarding the Company's average balance sheet for the periods indicated, including the average yields on its interest-earning assets and the average costs of its interest-bearing liabilities. Average yields are calculated by dividing the interest income produced by the average balance of interest-bearing assets. Average costs are calculated by dividing the interest expense produced by the average balance of interest-bearing liabilities. The average balances for the period are derived from average balances that are calculated daily. The average yields and costs include fees that are considered adjustments to such average yields and costs.

                                                                                      Three Months Ended March 31,
                                               At March 31,       ------------------------------------------------------------------
                                                    2008                          2008                             2007
                                          ----------------------  -------------------------------   --------------------------------
                                                        Weighted    Average                           Average
                                          Outstanding    Average  Outstanding              Yield/   Outstanding               Yield/
                                            Balance       Rate      Balance     Interest    Rate      Balance     Interest     Rate
                                          -----------   --------  -----------   --------   ------   -----------   --------    ------
                                                                                          (Dollars in thousands)
Interest-earning assets:
  Loans                                    $  136,927      5.95%  $  136,791   $    2,044    5.98%   $  127,540   $   1,879    5.89%
  Investment securities (1)                    21,511      4.64%      21,986          263    4.78%       25,493         308    4.83%
  Short term investments                        3,500      2.02%       1,185            9    3.04%        1,172          15    5.12%
                                           ----------             ----------   ----------            ----------   ---------
     Total interest-earning assets            161,938      5.69%     159,962        2,316    5.79%      154,205       2,202    5.71%
  Non-interest-earning assets                   9,573                  9,159           --                 9,334          --
                                           ----------             ----------   ----------            ----------   ---------
  Total assets                             $  171,511             $  169,121        2,316            $  163,539       2,202
                                           ==========             ==========   ----------            ==========   ---------


Interest-bearing liabilities:
  Savings deposits                         $   10,639      0.18%  $   10,158            6    0.24%   $   12,640          10    0.32%
  NOW accounts                                 11,072      0.14%       9,236           10    0.43%        9,085          35    1.54%
  Money market accounts                        28,601      2.07%      28,404          192    2.70%       20,194         161    3.19%
  Certificates of deposit                      38,889      4.38%      38,680          432    4.47%       40,979         443    4.32%
                                           ----------             ----------   ----------            ----------   ---------
Total interest-bearing deposits                89,201      2.61%      86,478          640    2.96%       82,898         649    3.13%
  FHLB advances                                50,834      4.50%      52,122          597    4.58%       50,168         604    4.82%
  Repurchase agreements                           685      0.50%         751            2    1.07%          852           2    0.94%
                                           ----------             ----------   ----------            ----------   ---------
     Total interest-bearing liabilities       140,720      3.28%     139,351        1,239    3.56%      133,918       1,255    3.75%
                                                                               ----------                         ---------
Non-interest-bearing liabilities:
  Demand deposits                              12,620                 11,777                             11,304
  Other non-interest-bearing liabilities          894                    626                                283
Total liabilities                             154,234                151,754                            145,505
  Stockholders' equity                         17,277                 17,367                             18,034
                                           ----------             ----------                         ----------
     Total liabilities and equity          $  171,511             $  169,121                         $  163,539
                                           ==========             ==========                         ==========

Net interest income                                                            $    1,077                         $     947
                                                                               ==========                         =========
Net interest rate spread (2)                               2.41%                             2.23%                             1.96%
Net interest-earning assets (3)            $   21,218             $   20,611                         $   20,287
                                           ==========             ==========                         ==========
Net interest margin (4)                                                                      2.69%                             2.46%
Average of interest-earning
     assets to interest-bearing
      liabilitities                                      115.08%                           114.79%                           115.15%

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

                                                        Three Months Ended March 31,
                                                               2008 vs. 2007
                                                 -------------------------------------------
                                                               (In Thousands)

                                                 Increase (Decrease) Due To:        Total
                                                 ---------------------------       Increase
                                                   Volume           Rate          (Decrease)
                                                 -----------     -----------     -----------
      Interest-earning assets:
      Loans                                      $       136     $        29     $       165
      Investment securities                              (42)             (3)            (45)
      Short-term investments                              --              (6)             (6)
                                                 -----------     -----------     -----------

           Total interest-earning assets                  94              20             114
                                                 -----------     -----------     -----------

      Interest-bearing liabilities:
      Savings deposits                                    (2)             (2)             (4)
      NOW accounts                                         1             (26)            (25)
      Money market accounts                               65             (34)             31
      Certificates of deposit                            (25)             14             (11)
                                                 -----------     -----------     -----------
      Total interest-bearing deposits                     39             (48)             (9)
      FHLB advances                                       24             (31)             (7)
      Repurchase agreements                               (1)              1              --
                                                 -----------     -----------     -----------
          Total interest-bearing liabilities              62             (78)            (16)
                                                 -----------     -----------     -----------

      Change in net interest income              $        32     $        98     $       130
                                                 ===========     ===========     ===========

Comparison  of  Operating  Results for the Nine Months  Ended March 31, 2008 and
2007

      General. The net loss for the nine months ended March 31, 2008 was $292,000, or $.11 per basic and diluted share, compared to a net loss of $314,000, or $.12 per basic and diluted share for the nine months ended March 31, 2007. The decrease in the net loss was primarily due to an increase in our annual effective tax rate and an increase in net interest income and a decrease in the provision for loan losses, partially offset by an increase in non-interest expense.

      Interest Income. Interest income increased by $263,000, or 3.9%, to $7.0 million for the nine months ended March 31, 2008. The increase resulted primarily from an increase of $423,000, or 7.4%, in interest income on loans receivable, partially offset by a decrease in interest and dividend income on securities of $157,000, or 15.9%.

      Interest income on loans receivable increased $423,000, or 7.4%, to $6.1 million for the nine months ended March 31, 2008, from $5.7 million for the nine months ended March 31, 2007. The increase was due to an increase in the average balance of loans receivable of $4.3 million, or 3.3%, to $133.4 million for the nine months ended March 31, 2008, from $129.1 million for the nine months ended March 31, 2007 and by the increase in average loan yields of 23 basis points to 6.10% for the nine months ended March 31, 2008, from 5.87% for the nine months ended March 31, 2007.

      Interest and dividend income on investment securities decreased $157,000, or 15.9% for the nine months ended March 31, 2008 compared to the same period in 2007. The decrease in interest income was due to a decrease in the average balance of investment securities of $3.9 million, or 14.6%, to $22.7 million for the nine months ended March 31, 2008, from $26.6 million for the nine months ended March 31, 2007 and by a decrease in average investment yields of 8 basis points to 4.87% for the nine months ended March 31, 2008, from 4.95% for the nine months ended March 31, 2007.

      Interest Expense. Interest expense increased $99,000, or 2.6%, to $3.9 million for the nine months ended March 31, 2008. The increase in interest expense was primarily due to an 8 basis point increase in the average cost of interest-bearing liabilities to 3.81% for the nine months ended March 31, 2008, from 3.73% for the same period in 2007 and by an increased in the average balance of interest-bearing liabilities of $554,000, or 0.4%, to $136.9 million for the nine months ended March 31, 2008, from $136.3 million for the same period in 2007.

      Interest expense on interest-bearing deposits increased $151,000, or 7.7%, to $2.1 million for the nine months ended March 31, 2008, from $2.0 million for the same period in 2007. The increase was primarily due to a 20 basis point increase in the average cost of interest-bearing deposits to 3.28% for the nine months ended March 31, 2008, from 3.08% for the same period in 2007 and by an increase in the average balance of interest-bearing deposits of $1.2 million, or 1.4%, to $86.0 million for the nine months ended March 31, 2008 from $84.9 million for the same period in 2007. Additionally, interest expense on FHLB short-term and long-term advances decreased $52,000, or 2.8%, to $1.8 million for the nine months ended March 31, 2008, from $1.8 million for the same period in 2007. The decrease was primarily due to a 8 basis point decrease in the average cost of FHLB short-term and long-term advances to 4.78% for the nine months ended March 31, 2008, from 4.86% for the same period in 2007 and by a decrease in the average balance of FHLB short-term and long-term advances of $618,000, or 1.2%, to $50.0 million for the nine months ended March 31, 2008 from $50.6 million for the same period in 2007.

      Net Interest Income. Net interest income increased $164,000, or 5.7%, to $3.1 million for the nine months ended March 31, 2008, from $2.9 million for the same period in 2007. The increase in net interest income was primarily the result of a 13 basis point increase in net interest margin to 2.59% for the nine months ended March 31, 2008, from 2.46% for the same period ended 2007.

      Provision for Loan Losses. The provision for loan losses for the nine months ended March 31, 2008 was $8,000, compared to $109,000 for the nine months ended March 31, 2007, reflecting the stable asset quality of the Company. Net loan recoveries were $33,000 $ or 0.02% of average loans outstanding for the nine months ended March 31, 2008, as compared to net loan charge-offs of $12,000 $, or 0.01% of average loans outstanding for the nine months ended March 31, 2007.

      Non-interest Income. Non-interest income increased $8,000, or 1.7%, to $513,000 for the nine months ended March 31, 2008, from $505,000 for the same period in 2007. The increase in non-interest income was primarily due to income generated from our overdraft privilege program, partially offset by a decrease in income from BOLI. Overdraft fees increased $30,000, or 11.0% to $302,000 for the nine months ended March 31, 2008, from $272,000 for the same period ended 2007. Income from BOLI decreased $25,000, or 55.5%, to $20,000 for the nine months ended March 31, 2008, from $45,000 for the same period ended 2007, primarily due to market fluctuations in the cash surrender value of a life insurance policy.

      Non-interest Expense. Non-interest expense increased $334,000, or 8.9%, to $4.1 million for the nine months ended March 31, 2008, from $3.8 million for the same period in 2007. The increase in non-interest expense was primarily due to an increase in salaries and benefits and professional fees, partially offset by a decrease in advertising expense. Salary and benefit expense increased $154,000, or 7.7%, primarily due to costs associated with three additional employees. Occupancy expense increased $21,000, or 3.1%, to $661,000 for the nine months ended March 31, 2008, from $640,000 for the same period in 2007. Data processing expense increased $35,000, or 16.1%, to $259,000 for the nine months ended March 31, 2008, from $224,000 for the same period in 2007, primarily due to technology investments. Professional fees increased $100,000, or 49.0%, to $303,000 for the nine months ended March 31, 2008, primarily due to consulting fees associated with the implementation of compliance with SOX 404 and with the restructuring of the CASD agreements and the SERP agreements with certain executive officers of the Company. Advertising expense decreased $23,000 or 15.4% to $128,000 for the nine months ended March 31, 2008, from $151,000 for the nine months ended March 31, 2007, primarily due to the timing of expenditures. Other general and administrative expenses increased $47,000, or 8.7%, to $600,000 for the nine months ended March 31, 2008, from $553,000 from the nine months ended March 31, 2007, primarily due to an increase in the FDIC deposit insurance assessments of $44,000, or 493.2%.

      Income Taxes. The loss before income taxes of $539,000 and $478,000 for the nine months ended March 31, 2008 and 2007, respectively, resulted in an income tax benefit of $247,000 and $164,000 for the nine months ended March 31, 2008 and 2007, respectively. The effective tax rates for the nine months ended March 31, 2008 and 2007 were 45.9% and 34.2%, respectively. The annual effective tax rate of 45.9% is primarily due to the anticipated recognition of BOLI tax-exempt income associated with the restructuring of the CASD agreements and the SERP agreements, which is expected to be completed during the three months ended June 30, 2008.

      Average Balance Sheet. The following table sets forth certain information regarding the Company's average balance sheet for the periods indicated, including the average yields on its interest-earning assets and the average costs of its interest-bearing liabilities. Average yields are calculated by dividing the interest income produced by the average balance of interest-bearing assets. Average costs are calculated by dividing the interest expense produced by the average balance of interest-bearing liabilities. The average balances for the period are derived from average balances that are calculated daily. The average yields and costs include fees that are considered adjustments to such average yields and costs.

                                                                                  Nine Months Ended March 31,
                                             At March 31,         ------------------------------------------------------------------
                                                 2008                            2008                              2007
                                           ---------------------  -------------------------------   --------------------------------
                                                        Weighted    Average                           Average
                                           Outstanding  Average   Outstanding              Yield/   Outstanding               Yield/
                                             Balance      Rate      Balance    Interest     Rate      Balance    Interest      Rate
                                           -----------  --------  -----------  --------    ------   -----------  --------     ------
                                                                                        (Dollars in thousands)
Interest-earning assets:
  Loans                                     $ 136,927     5.95%    $ 133,437   $   6,107    6.10%    $ 129,147   $   5,684     5.87%
  Investment securities (1)                    21,511     4.64%       22,666         828    4.87%       26,550         985     4.95%
  Short term investments                        3,500     2.02%        1,095          34    4.14%          928          37     5.32%
                                            ---------              ---------   ---------             ---------   ---------
     Total interest-earning assets            161,938     5.69%      157,198       6,969    5.91%      156,625       6,706     5.71%
  Non-interest-earning assets                   9,573                  9,453          --                 9,328          --
                                            ---------              ---------   ---------             ---------   ---------
  Total assets                              $ 171,511              $ 166,651       6,969             $ 165,953       6,706
                                            =========              =========   ---------             =========   ---------

Interest-bearing liabilities:
  Savings deposits                          $  10,639     0.18%    $  10,823          22    0.27%    $  13,473          35     0.35%
  NOW accounts                                 11,072     0.14%        9,272          84    1.21%        8,568          89     1.38%
  Money market accounts                        28,601     2.07%       26,573         676    3.39%       20,208         472     3.11%
  Certificates of deposit                      38,889     4.38%       39,367       1,332    4.51%       42,628       1,367     4.28%
                                            ---------              ---------   ---------             ---------   ---------
  Total interest-bearing deposits              89,201     2.61%       86,035       2,114    3.28%       84,877       1,963     3.08%
  FHLB advances                                50,834     4.50%       50,005       1,792    4.78%       50,623       1,844     4.86%
  Repurchase agreements                           685     0.50%          827           6    0.97%          813           6     0.98%
                                            ---------              ---------   ---------             ---------   ---------
     Total interest-bearing liabilities       140,720     3.28%      136,867       3,912    3.81%      136,313       3,813     3.73%
                                                                               ---------                         ---------
Non-interest-bearing liabilities:
  Demand deposits                              12,620                 11,582                            11,125
  Other non-interest-bearing liabilities          894                    674                               284
Total liabilities                             154,234                149,123                           147,722
  Stockholders' equity                         17,277                 17,528                            18,231
                                            ---------              ---------                         ---------
     Total liabilities and equity           $ 171,511              $ 166,651                         $ 165,953
                                            =========              =========                         =========

Net interest income                                                            $   3,057                         $   2,893
                                                                               =========                         =========
Net interest rate spread (2)                              2.41%                             2.10%                              1.98%
Net interest-earning assets (3)             $  21,218              $  20,331                         $  20,312
                                            =========              =========                         =========
Net interest margin (4)                                                                     2.59%                              2.46%
Average of interest-earning
     assets to interest-bearing
      liabilitities                                     115.08%                           114.85%                            114.90%

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

                                                       Nine Months Ended March 31,
                                                               2008 vs. 2007
                                                -------------------------------------------
                                                Increase (Decrease) Due to         Total
                                                ---------------------------       Increase
                                                    Volume         Rate          (Decrease)
                                                -----------     -----------     -----------
                                                               (In thousands)
      Interest-earning assets:
      Loans                                     $       189     $       234     $       423
      Investment securities                            (144)            (13)           (157)
      Short-term investments                              7             (10)             (3)
                                                -----------     -----------     -----------

           Total interest-earning assets                 52             211             263
                                                -----------     -----------     -----------

      Interest-bearing liabilities:
      Savings deposits                                   (7)             (6)            (13)
      NOW accounts                                        7             (12)             (5)
      Money market accounts                             149              55             204
      Certificates of deposit                          (105)             70             (35)
                                                -----------     -----------     -----------
      Total interest-bearing deposits                    44             107             151
      FHLB advances                                     (23)            (29)            (52)
      Repurchase agreements                              --              --              --
                                                -----------     -----------     -----------
          Total interest-bearing liabilities             21              78              99
                                                -----------     -----------     -----------

      Change in net interest income             $        31     $       133     $       164
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

      Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2008, cash and cash equivalents totaled $6.6 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $11.9 million at March 31, 2008. Our policies also allow for access to the wholesale funds market for up to 50.0% of total assets, or $85.8 million. At March 31, 2008, we had $50.8 million in FHLB advances outstanding, allowing the Company access to an additional $35.0 million in wholesale funds based on policy guidelines.

      At March 31, 2008, we had $4.4 million in loan commitments outstanding. In addition to commitments to originate loans, we had $19.5 million in unadvanced funds to borrowers. Certificates of deposit due within one year of March 31, 2008 totaled $28.0 million, or 27.5% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit or other wholesale funding options. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2008. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

      We have no material commitments or demands that are likely to affect our liquidity other than set forth below. In the event loan demand were to increase at a pace greater than expected, or any unforeseen demand or commitment were to occur, we would access our borrowing capacity with the FHLB and other wholesale market sources.

      Our primary investing activities are the origination of loans and the purchase of securities. During the nine months ended March 31, 2008, we originated $31.6 million of loans and purchased $3.5 million of securities.

      Financing activities consist primarily of activity in deposit accounts and FHLB borrowings and advances. We experienced a net increase in total deposits of $3.9 million for the nine months ended March 31, 2008. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive.

      FHLB borrowings and advances reflected a net increase of $3.1 million during the nine months ended March 31, 2008. FHLB borrowings and advances have primarily been used to fund loan demand and purchase securities.

      The Bank is subject to various regulatory capital requirements including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2008, the Bank exceeded all of its regulatory capital requirements and is considered "well capitalized" under regulatory guidelines.

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

      For the nine months ended March 31, 2008, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

            Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

            a)    Not applicable

            b)    Not applicable

            c) The following table presents a summary of the Company's share repurchases during the quarter ended March 31, 2008.

                                                                                    Total Number of Shares    Maximum Number of
                                                                          Average    Purchased as Part of   Shares That May Yet be
                                                   Total Number of     Price Paid     Publicly Announced     Purchased Under the
                           Period                  Shares Purchased     Per Share         Program (1)            Program (1)
            ----------------------------------------------------------------------------------------------------------------------
            January 1 through January 31, 2008            0                $0.00               0                   10,600
            February 1 through February 29, 2008        10,600             $6.86             10,600                   0
            March 1 through March 31, 2008                0                $0.00               0                      0

            (1) On July 31, 2006 the Company announced that its Board of Directors had authorized a stock repurchase program pursuant to which the Company intends to purchase up to 5% of its issued and outstanding shares, or up to 138,863 shares. As of March 31, 2008, the Company had completed the repurchase of stock in accordance with the publicly announced program.

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

                                  GEORGETOWN BANCORP, INC.
                                           (Registrant)


Date: May 12, 2008                /s/ Robert E. Balletto
                                  --------------------------------------------
                                  Robert E. Balletto
                                  President and Chief Executive Officer
                                  (Principal Executive Officer)


                                  /s/ Joseph W. Kennedy
                                  --------------------------------------------
                                  Joseph W. Kennedy
                                  Senior Vice President, Treasurer and
                                  Chief Financial Officer
                                  (Principal Accounting and Financial Officer)