Form 10KSB
period 2008-06-30
Georgetown Bancorp, Inc.
filed 2008-09-29
CIK 1302709

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Fiscal Year Ended June 30, 2008

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                        Commission File Number: 000-51102

                            Georgetown Bancorp, Inc.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)

                  Federal                                 20-2107839
      ------------------------------                ----------------------
     (State or Other Jurisdiction of                   (I.R.S. Employer
      Incorporation or Organization)                Identification Number)

  2 East Main Street, Georgetown, Massachusetts              01833
  ---------------------------------------------            ----------
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

(1)  YES |X|.    NO |_|.

(2)  YES |X|.    NO |_|.

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. |_|

      Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes |_| No [X]

      The  Registrant's  revenues for the fiscal year ended June 30, 2008 were $
10.2 million.

      As of September 25, 2008, there were 2,638,387 shares issued and outstanding of the Registrant's Common Stock, including 1,527,487 shares owned by Georgetown Bancorp, MHC. The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of the Common Stock as of September 25, 2008 was $5.2 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

1.    Portions of Annual Report to Stockholders (Part II)

2.    Proxy Statement for the 2008 Annual Meeting of Stockholders (Part III)

      Transitional Small Business Disclosure Format (check one): Yes |_|  No |X|

                             Georgetown Bancorp Inc.
                          ANNUAL REPORT ON FORM 10-KSB
                            FOR THE FISCAL YEAR ENDED
                                  JUNE 30, 2008

                                TABLE OF CONTENTS

ITEM                                        PART I                                     PAGE
1        DESCRIPTION OF BUSINESS                                                         2
2        DESCRIPTION OF PROPERTY                                                        33
3        LEGAL PROCEEDINGS                                                              33
4        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                            33

                                            PART II

5        MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
         AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES                       33
6        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION                      34
7        FINANCIAL STATEMENTS                                                           34
8        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE                                                       34
8A(T)    CONTROLS AND PROCEDURES                                                        35
8B       OTHER INFORMATION                                                              35

                                            PART III

9        DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS
         AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF
         THE EXCHANGE ACT                                                               36
10       EXECUTIVE COMPENSATION                                                         36
11       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS                                 36
12       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE      36
13       EXHIBITS                                                                       36
14       PRINCIPAL ACCOUNTANT FEES AND SERVICES                                         38

         SIGNATURES                                                                     39

PART I

ITEM 1. Description of Business
-------------------------------

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

Georgetown Bancorp, MHC

      Georgetown Bancorp, MHC is the federally chartered mutual holding company parent of Georgetown Bancorp, Inc. Georgetown Bancorp, MHC has not engaged in any business to date, other than holding the majority of the voting stock of Georgetown Bancorp, Inc. The executive office of Georgetown Bancorp, MHC, is located at 2 East Main Street, Georgetown, Massachusetts 01833, and its telephone number is (978) 352-8600. Georgetown Bancorp, MHC is subject to comprehensive regulation and examination by the Office of Thrift Supervision (the "OTS").

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

General

      Our principal business has consisted of attracting retail deposits from the general public in the eastern Massachusetts and southern New Hampshire regions and investing those deposits, together with funds generated from operations, primarily in one- to four-family residential mortgage loans and, to a lesser extent, home equity loans and lines of credit, multi-family and commercial real estate loans, construction loans, commercial loans, consumer loans, and investment securities. The Company's strategic plan includes a greater emphasis on developing commercial business activities, both deposit and lending customer relationships. Several commercial relationships have been developed outside our primary market area. The strategic plan calls for the development of a mortgage banking operation. However, due to concerns in the mortgage market, the development of the mortgage banking operation has been postponed.

      Our revenues are derived principally from interest on loans and securities. We also generate revenues from fees and service charges and other income. Our primary sources of funds are deposits, borrowings and principal and interest payments on loans and securities.

Risk Factors

      Our loan portfolio includes loans with a higher risk of loss. Georgetown Savings Bank originates commercial and industrial loans, commercial real estate loans, consumer loans, and residential mortgage loans generally within our primary market area. In accordance with the Company's strategic plan, commercial relationships have been developed outside our existing primary market area. Georgetown Savings Bank is developing and implementing a lending strategy that focuses less on residential real estate lending and more on servicing commercial customers, including increased emphasis on commercial and industrial lending and commercial deposit relationships. Commercial and industrial loans, commercial real estate loans, and consumer loans may expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans may not be sold as easily as residential real estate. In addition, commercial real estate and commercial and industrial loans may also involve relatively large loan balances to individual borrowers or groups of borrowers. These loans also have greater credit risk than residential real estate for the following reasons:

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

      Any downturn in the real estate market or local economy could adversely affect the value of the properties securing the loans or revenues from the borrower's business, thereby increasing the risk of non-performing loans.

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

      We also are subject to reinvestment risk associated with changes in interest rates. Changes in interest rates may affect the average life of loans and mortgage-related securities. Decreases in interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce borrowing costs. Under these circumstances, we are subject to reinvestment risk to the extent that we are unable to reinvest the cash received from such prepayments at rates that are comparable to the rates on existing loans and securities.

      Our local economy may affect our future growth possibilities. Our current primary market area is principally located in Essex County, Massachusetts region and, to a lesser extent, southern New Hampshire. Our future growth opportunities depend on the growth and stability of our regional economy and our ability to expand our market area. A downturn in our local economy may limit funds available for deposit and may negatively affect our borrowers' ability to repay their loans on a timely basis, both of which could have an impact on our profitability. In accordance with the Company's strategic plan, commercial relationships have been developed outside our existing primary market area.

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

      We  operate in a highly  regulated  environment,  and  changes in laws and regulations  to which  we are  subject  may  adversely  affect  our  results  of operations. Georgetown Savings Bank is subject to extensive regulation, supervision and examination by the OTS, as its chartering authority, and by the Federal Deposit Insurance Corporation (the "FDIC") as the insurer of its deposits up to certain limits. In addition, the OTS regulates and oversees Georgetown Bancorp, Inc. and Georgetown Bancorp, MHC. We also belong to the Federal Home Loan Bank System and, as a member of such system, we are subject to certain limited regulations promulgated by the Federal Home Loan Bank of Boston (the "FHLB"). This regulation and supervision limits the activities in which we may engage. The purpose of regulation and supervision is primarily to protect our depositors and borrowers and, in the case of FDIC regulation, the FDIC's insurance fund. Regulatory authorities have extensive discretion in the exercise of their supervisory and enforcement powers. They may, among other things, impose restrictions on the operation of a banking institution, the classification of assets by such institution and such institution's allowance for loan losses. Regulatory and law enforcement authorities also have wide discretion and extensive enforcement powers under various consumer protection and civil rights laws, including the Truth-in-Lending Act, the Equal Credit Opportunity Act, the Fair Housing Act, and the Real Estate Settlement Procedures Act. Any change in the laws or regulations applicable to us, or in banking regulators' supervisory policies or examination procedures, whether by the OTS, the FDIC, other state or federal regulators, or the United States Congress could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

      Because Georgetown Bancorp, MHC owns a majority of our common stock, Georgetown Bancorp, MHC may prevent transactions you may like. The same directors and officers who manage Georgetown Savings Bank also manage Georgetown Bancorp, Inc. and Georgetown Bancorp, MHC. The board of trustees of Georgetown Bancorp, MHC will control the outcome of most matters put to a vote of stockholders of Georgetown Bancorp, Inc. As a federally chartered mutual holding company, the board of Georgetown Bancorp, MHC must ensure that interests of depositors of Georgetown Savings Bank are represented and considered in matters put to a vote of stockholders of Georgetown Bancorp, Inc. Therefore, we cannot assure you that the votes cast by Georgetown Bancorp, MHC will be in your personal best interests as a stockholder.

Market Area

      We primarily serve communities located in Essex County, Massachusetts region and, to a lesser extent, southern New Hampshire. At June 30, 2008, 68.2% of our total loan portfolio consisted of loans secured by real estate located in Essex County, Massachusetts. In accordance with the Company's strategic plan, several commercial relationships have been developed outside our existing primary market area.

      Essex County is located in the northeastern portion of Massachusetts, a largely suburban area adjacent to the city of Boston. Georgetown is located 30 miles north of Boston near Interstate 95, the major north-south highway that runs along the East Coast of the United States. Consistent with suburban areas located near large metropolitan areas in general, the economy in Georgetown Savings Bank's primary market area is based on a mixture of service, manufacturing, wholesale/retail trade, and state and local government. The primary market area also serves as a bedroom community for individuals employed in nearby Boston. Maintaining operations near a large metropolitan area serves as a benefit to Georgetown Savings Bank in periods of economic growth, while at the same time fosters significant competition for financial services. Future growth opportunities for Georgetown Savings Bank depend in part on national economic growth factors, the future economic growth in our primary market area and the intensity of the competitive environment for financial services.

Competition

      We face intense competition within our primary market area both in making loans and attracting deposits. Our primary market area has a high concentration of financial institutions including large money center and regional banks, community banks and credit unions. Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking.

      Our competition for loans and deposits comes principally from commercial banks, savings and cooperative institutions, mortgage banking firms and credit unions. We face additional competition for deposits from short-term money market funds, brokerage firms, mutual funds and insurance companies. Our primary focus is to build and develop profitable customer relationships across all lines of business, while maintaining our role as a community bank.

Lending Activities

      Our principal lending activity has been the origination of first mortgage loans for the purchase or refinancing of one- to four-family residential real property. We have historically retained all loans that we originate, although we will occasionally enter into loan participations. The Company's strategic plan includes a greater emphasis on developing commercial business activities, both
deposit  and  lending  customer  relationships.   Several  of
these commercial relationships have been developed outside our existing primary market area. We have been successful in executing this part of our strategic plan, as total commercial loans were 30.4% of total loans as of June 30, 2008, compared to 16.4% as of June 30, 2007. The strategic plan also calls for the development of a mortgage banking operation. However, due to concerns in the mortgage market, the development of the mortgage banking operation has been postponed. One- to four-family residential real estate mortgage loans represented $90.0 million, or 60.0% of our total loan portfolio at June 30, 2008. We also offer home equity loans and lines of credit, multi-family and commercial real estate loans, construction loans, commercial loans and to a lesser extent, consumer loans. At June 30, 2008, multi-family and commercial real estate loans totaled $22.9 million, or 15.3% of our loan portfolio, commercial construction mortgage loans totaled $17.0 million, or 11.4% of our loan portfolio, home equity loans and lines of credit totaled $11.6 million, or 7.7% of our loan portfolio, commercial loans totaled $5.6 million, or 3.7% of our loan portfolio and residential construction loans totaled $2.3 million, or 1.6% of our loan portfolio. We also originate consumer loans that are not secured by real estate, including automobile loans, deposit account loans and unsecured personal loans. At June 30, 2008, such loans totaled $486,000, or 0.3% of our loan portfolio.

      Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan as of the dates indicated.

                                                               At June 30,
                                      -------------------------------------------------------------
                                                  2008                             2007
                                      ---------------------------       ---------------------------
                                        Amount           Percent          Amount           Percent
                                      ---------------------------       ---------------------------
                                                          (Dollars in thousands)
Residential loans:
    One- to four- family              $   89,992            60.01%      $   94,806            73.74%
    Construction                           2,338             1.56            1,589             1.24
    Home equity loans
     and lines of credit                  11,565             7.71           10,304             8.01
                                      ----------       ----------       ----------       ----------
Total residential mortgage loans         103,895            69.28          106,699            82.99

Commercial loans:
    Multi-family
     and commercial real estate           22,934            15.29           14,556            11.32
    Construction                          17,048            11.37            4,398             3.42
    Commercial                             5,607             3.74            2,157             1.68
                                      ----------       ----------       ----------       ----------
Total commercial loans                    45,589            30.40           21,111            16.42

Consumer                                     486             0.32              763             0.59
                                      ----------       ----------       ----------       ----------

Total loans:                             149,970           100.00%         128,573           100.00%
                                                       ==========                        ==========

Other items:
Net deferred loan costs                      151                               165
Allowance for loan losses                 (1,212)                           (1,079)
                                      ----------                        ----------

Total loans, net                      $  148,909                        $  127,659
                                      ==========                        ==========

      Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at June 30, 2008. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.


                                                                                           Multi-family and
                                                  Residential       Home Equity Loans         Commercial            Commercial
                       One- to four- family      Construction      and Lines of Credit       Real Estate            Construction
                       --------------------   ------------------   -------------------    --------------------   -------------------

                                  Weighted              Weighted               Weighted               Weighted              Weighted
                                   Average               Average               Average                Average               Average
                         Amount     Rate       Amount     Rate       Amount      Rate      Amount       Rate       Amount     Rate
                        --------- --------    --------  --------   ---------   -------    ---------   --------   ---------  --------
                                                                 (Dollars in thousands)
Due During the Years
Ending June 30,
---------------
2009                    $   1,421    6.88%    $     66    9.25%    $      --       --%    $   1,834     7.55%    $  12,025     6.55%
2010                          232    4.67          300    7.25            36     5.57           543     6.14         5,023     7.02
2011                          157    5.79           --      --            14     6.25         1,486     6.13            --       --
2012-2013                   2,925    5.21           --      --           184     6.39         4,900     7.41            --       --
2014-2018                  11,245    5.23           --      --         1,255     6.68         8,882     6.82            --       --
2019-2023                  11,960    5.29           --      --         2,903     5.87         2,003     6.68            --       --
2024 and beyond            62,052    5.74        1,972    6.23         7,173     5.13         3,286     7.40            --       --
                        ---------             --------             ---------              ---------              ---------

        Total           $  89,992    5.61%    $  2,338    6.45%    $  11,565     5.51%    $  22,934     7.02%    $  17,048     6.69%
                        =========             ========             =========              =========              =========

                             Commercial                 Consumer                      Total
                        --------------------     -----------------------      ---------------------
                                    Weighted                    Weighted                   Weighted
                                    Average                      Average                   Average
                         Amount       Rate        Amount          Rate         Amount        Rate
                        --------    --------     --------       --------      --------     --------
                                                 (Dollars in thousands)
Due During the Years
Ending June 30,
---------------
2009                    $    729      5.07%      $    107         14.68%      $ 16,182        6.69%
2010                         312      6.66             61          6.18          6,507        6.84
2011                         961      7.83            114          8.21          2,732        6.80
2012-2013                    976      6.60            163          8.06          9,148        6.61
2014-2018                    854      6.42             --            --         22,236        5.99
2019-2023                    447      6.00             --            --         17,313        5.57
2024 and beyond            1,328      5.33             41          4.29         75,852        5.76
                        --------                 --------                     --------

        Total           $  5,607      6.24%      $    486          8.99%      $149,970        5.99%
                        ========                 ========                     ========

The  following   table  sets  forth  the  scheduled   repayments  of  fixed  and
adjustable-rate loans at June 30, 2008 that are contractually due after June 30, 2009.

                                                   Due After June 30, 2009
                                         ---------------------------------------
                                           Fixed        Adjustable       Total
                                         ---------      ----------     ---------
                                                  (Dollars in thousand)

One-to four- family                      $  62,708      $  25,863      $  88,571
Residential construction                     1,036          1,236          2,272
Home equity loans
 and lines of credit                         4,059          7,506         11,565
Multi-family and
 Commercial real estate                     12,553          8,547         21,100
Commercial construction                      1,312          3,711          5,023
Commercial                                   2,692          2,186          4,878
Consumer                                       268            111            379
                                         ---------      ---------      ---------

        Total loans                      $  84,628      $  49,160      $ 133,788
                                         =========      =========      =========

      One- to Four-Family Residential Loans. Our primary lending activity has consisted of the origination of one- to four-family residential mortgage loans, a majority of which are secured by properties located in our primary market area. At June 30, 2008, $90.0 million, or 60.0% of our loan portfolio, consisted of one- to four-family residential mortgage loans. Historically, we have generally retained for our portfolio all loans that we originate. However the Company's strategic plan includes a portion of residential loan originations being sold, both on a servicing retained and servicing released basis. One- to four-family mortgage loan originations are generally obtained from our outside and in-house loan representatives, from existing or past customers, through advertising, and through referrals from local real estate brokers and attorneys and are underwritten pursuant to Georgetown Savings Bank's policies and standards. Generally, one- to four-family residential mortgage loans are originated in amounts up to 80% of the lesser of the appraised value or purchase price of the property, with private mortgage insurance required on loans with a loan-to-value ratio in excess of 80%. Fixed rate mortgage loans generally are originated for terms of 10, 15, 20, 25, 30 and 40 years. Generally, all fixed rate residential mortgage loans are underwritten according to secondary market policies and procedures.

      We also offer adjustable-rate mortgage loans for one- to four-family properties, primarily with an interest rate based on the one-year Constant Maturity Treasury Bill Index, which adjusts annually from the outset of the loan or which adjusts annually after a three-or five-year initial fixed rate period. We originated $1.2 million of adjustable rate one- to four-family residential loans during the fiscal year ended June 30, 2008, as compared to total originations of $8.9 million one- to four-family residential loans during the same period. Our adjustable rate mortgage loans generally provide for maximum rate adjustments of 2% per adjustment, with a lifetime maximum adjustment up to 6%, regardless of the initial rate. Our adjustable rate mortgage loans amortize over terms of up to 30 years. Generally, all adjustable-rate residential mortgage loans are underwritten according to secondary market policies and procedures.

      Adjustable rate mortgage loans decrease the risk associated with changes in market interest rates by periodically repricing, but involve other risks because, as interest rates increase, the underlying payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustments permitted by our loan documents and, therefore, the effectiveness of adjustable rate mortgage loans may be limited during periods of rapidly rising interest rates. At June 30, 2008, $25.9 million, or 28.7% of our one- to four-family residential loans, had adjustable rates of interest.

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

      All residential mortgage loans that we originate include "due-on-sale" clauses, which give us the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid. Regulations limit the amount that a savings bank may lend relative to the appraised value of the real estate securing the loan, as determined by an appraisal of the property at the time the loan is originated. All borrowers are required to obtain title insurance for the benefit of Georgetown Savings Bank. We also require homeowner's insurance and fire and casualty insurance and, where circumstances warrant, flood insurance on properties securing real estate loans. Our loan policy provides that we will not originate loans secured by real estate that contains underground fuel storage tanks. At June 30, 2008, our largest residential mortgage loan had a principal balance of $1.3 million and was secured by a residence located in Salisbury, Massachusetts. This loan was performing in accordance with its repayment terms.

      Home Equity Loans and Home Equity Lines of Credit. We also offer home equity loans and home equity lines of credit, both of which are secured by one- to four-family residences. At June 30, 2008, home equity loans and equity lines of credit totaled $11.6 million, or 7.7% of total loans. Additionally, at June 30, 2008, the unadvanced amounts of home equity lines of credit totaled $10.8 million. The underwriting standards utilized for home equity loans and equity lines of credit include a determination of the applicant's credit history, an assessment of the applicant's ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan. The combined loan-to-value ratio for home equity loans and equity lines of credit is generally limited to 80%. Home equity loans are offered with fixed rates of interest and with terms of up to 15 years. Our home equity lines of credit have adjustable rates of interest that are generally equal to the prime rate, as reported in The Wall Street Journal.

      Multi-Family and Commercial Real Estate Loans. We originate multi-family and commercial real estate loans, including commercial lines of credit, that are generally secured by five or more unit apartment buildings and properties used for business purposes such as small office buildings or retail facilities located in eastern Massachusetts. In accordance with the Company's strategic plan, several commercial relationships have been developed outside our existing primary market area. At June 30, 2008, multi-family and commercial real estate mortgage loans totaled $22.9 million, which amounted to 15.3% of total loans.
Our real estate underwriting policies provide that such loans may be made in amounts of up to 80% of the appraised value of the property, provided such loan complies with our loans-to-one borrower limit for these types of loans. Our loans-to-one borrower limit is 15% of Georgetown Savings Bank's unimpaired capital, which, at June 30, 2008 was $2.3 million. Our multi-family and commercial real estate loans may be made with terms of up to 10 years with an amortization of 25 years and are offered with interest rates that are fixed or adjust periodically and are generally indexed to Federal Home Loan Bank advance rates. In reaching a decision on whether to make a multi-family or commercial real estate loan, we consider the net operating income of the property, the borrower's expertise and credit history, and the profitability of the underlying business and the value of the underlying property. In addition, with respect to real estate rental properties, we will also consider the term of the lease and the quality of the tenants. We generally require that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.2 times. Environmental surveys are generally required for commercial real estate loans. Generally, multi-family and commercial real estate loans made to corporations, partnerships and other business entities require the principals to execute the loan agreements in their individual capacity, as well as signing on behalf of such business entity.

      A commercial borrower's financial information is monitored on an ongoing basis by requiring periodic financial statement updates, payment history reviews and periodic face-to-face meetings with the borrower. We require commercial borrowers to provide annually updated financial statements and federal tax returns. These requirements also apply to the individual principals of our commercial borrowers. We also require borrowers with rental investment property to provide an annual report of income and expenses for the property, including a tenant list and copies of leases, as applicable. The largest multi-family and commercial real estate loan in our portfolio at June 30, 2008 was a $1.7 million loan collateralized by commercial property located in Essex County, Massachusetts. This loan was performing according to its terms at June 30, 2008.

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

      Construction Loans. We originate construction loans for the development of one- to four-family residential properties primarily located in our primary market area. Residential construction loans are generally offered to experienced local developers operating in our primary market area and to individuals for the construction of their personal residences. At June 30, 2008, residential construction loans amounted to $2.3 million, or 1.6% of total loans. At June 30, 2008, the unadvanced portion of these residential construction loans totaled $708,000.

      Our residential construction loans generally provide for the payment of interest only during the construction phase, which is usually 12 months. In the case of construction loans to individuals for the construction of their primary residences, our policies require that the loan convert to a permanent mortgage loan at the end of the construction phase. Residential construction loans can be made with a maximum loan-to-value ratio of 90%, provided that the borrower obtains private mortgage insurance on the loan if the loan balance exceeds 80% of the appraised value or sales price, whichever is less, of the secured property. Residential construction loans are generally made on the same terms as our one- to four-family mortgage loans. At June 30, 2008, the largest outstanding residential construction loan commitment was for $980,000 for the construction of a residence located in Lexington, Massachusetts, $20,000 of which was outstanding. This loan was performing according to its terms at June 30, 2008. Before making a commitment to fund a residential construction loan, we require an appraisal on the property by an independent licensed appraiser. We also review and inspect each property before disbursement of funds during the term of the construction loan. Loan proceeds are disbursed after inspection based on the percentage of completion method.

      We also make construction loans for commercial development projects. The projects include multi-family, apartment, retail and office buildings, and strip malls. These loans generally have an interest-only phase during construction and are indexed based on the prime rate plus a margin, as published in The Wall Street Journal. Disbursement of funds is at our sole discretion and is based on the progress of construction. The maximum loan-to-value ratio limit applicable to these loans is generally 80%. At June 30, 2008, commercial construction loans totaled $17.0 million, or 11.4% of total loans. At June 30, 2008, the unadvanced portion of these commercial construction loans totaled $4.9 million. At June 30, 2008, the largest commercial construction loan commitment was for $2.4 million located in South Boston, Massachusetts, $993,000 of which was outstanding. This loan was performing according to its terms at June 30, 2008.

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

      The maximum amount of a construction loan is limited by our loans-to-one-borrower limit. Our loans-to-one borrower limit is 15% of Georgetown Savings Bank's unimpaired capital, which at June 30, 2008, was $2.3 million.

      Commercial Loans. At June 30, 2008, we had $5.6 million in commercial loans, which amounted to 3.7% of total loans. We make commercial business loans in our primary market area to a variety of professionals, sole proprietorships and small businesses. In accordance with the Company's strategic plan, several commercial relationships have been developed outside our existing primary market area. Commercial lending products include term loans and revolving lines of credit. The maximum amount of a commercial business loan is limited by our loans-to-one-borrower limit. Our loans-to-one borrower limit is 15% of Georgetown Savings Bank's unimpaired capital, which at June 30, 2008, was $2.3 million. Such loans are generally used for short and long-term working capital purposes such as purchasing inventory, equipment or furniture. Commercial loans are made with either adjustable or fixed rates of interest and fixed maturity or lines of credit. Variable rates are generally based on the prime rate, as published in The Wall Street Journal, plus a margin. Fixed rate commercial loans are set either at a margin above the FHLB comparable advance rate or the prime rate swap curve. When making commercial loans, we consider the financial statements of the borrower, our lending history with the borrower, the debt service capabilities of the borrower, the projected cash flows of the business and the value of the collateral, if applicable. Commercial loans are generally secured by a variety of collateral, primarily accounts receivable, inventory and equipment, and we also require the business principals to execute such loans in their individual capacities. Depending on the amount of the loan and the collateral used to secure the loan, commercial loans are made in amounts of up to 80% of the value of the collateral securing the loan. Commercial loans generally have greater credit risk than residential mortgage loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial loans generally are made on the basis of the borrower's ability to repay the loan from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself. Further, any collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value. We seek to minimize these risks through our underwriting standards. At June 30, 2008, our largest outstanding commercial loan was for $800,000 and was secured by stock certificates. This loan was performing according to its terms at June 30, 2008.

      Consumer Loans. We offer a limited range of consumer loans, principally to Georgetown Savings Bank customers residing in our primary market area with acceptable credit ratings. Our consumer loans generally consist of loans on new and used automobiles, loans secured by deposit accounts and unsecured personal loans. Consumer loans totaled $486,000, or 0.3% of our total loan portfolio at June 30, 2008.

      Origination, Participation and Servicing of Loans. Lending activities are conducted primarily by our loan personnel operating at our main and branch office locations. All loans originated by us are underwritten pursuant to our policies and procedures. We originate both adjustable rate and fixed rate loans. Our ability to originate fixed or adjustable rate loans is dependent upon the relative customer demand for such loans, which is affected by the current and expected future levels of market interest rates. From time to time, we will participate in loans, sometimes as the "lead lender". Whether we are the lead lender or not, we underwrite our participation portion of the loan according to our own underwriting criteria and procedures. At June 30, 2008, we had $2.8 million in loan participation interests in which we were the lead bank and $731,000 in a loan participation interest in which we were the participating bank.

      Historically, we have generally retained in our portfolio and serviced all loans that we originated. However, it is expected that a portion of future residential loan originations may be sold on a servicing released or servicing retained basis. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. During the fiscal year ended June 30, 2008, we originated $8.9 million of fixed rate and adjustable rate one- to four-family loans, all of which loans were retained by us.

      The following table shows our loan originations and repayment activities for the fiscal years indicated.

                                                         Years ended June 30,
                                                      -------------------------
                                                         2008            2007
                                                      ---------       ---------
                                                            (In thousands)
Total Loans at begininng of year                      $ 128,573       $ 129,615
Loans Originated:
      One- to four- family                                8,933           6,121
      Residential construction                            3,365           1,052
      Home equity loans and lines of credit               5,945           3,658
      Multi-family and commercial real estate            10,611           4,817
      Commercial construction                            16,765           6,023
      Commercial                                          6,781           1,963
      Consumer                                              216             625
                                                      ---------       ---------
        Total loans originated                           52,616          24,259
      Loans purchased                                        --              --
      Deduct:
        Principal repayments                            (31,219)        (25,301)
                                                      ---------       ---------
      Net loan activity                                  21,397          (1,042)
                                                      ---------       ---------
      Total loans at end of year                      $ 149,970       $ 128,573
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

      With regard to the lending authority of the Designated Individuals, Georgetown Savings Bank's President and Chief Executive Officer, Senior Vice President and Chief Loan Officer and Senior Vice President and Senior Loan Officer each possess individual authority to approve all residential types of credit in amounts up to $750,000. Any two of these three Designated Individuals may also approve all residential types of credits in amounts up to $1 million on a combined basis. With regard to commercial lending authority of the Designated Individuals, Georgetown Savings Bank's President and Chief Executive Officer and Senior Vice President and Chief Loan Officer each possess individual authority to approve all commercial types of credit in amounts up to $750,000 and the Senior Vice President and Senior Loan Officer possesses individual authority to approve all commercial types of credit in amounts up to $500,000. Georgetown Savings Bank's President and Chief Executive Officer and Senior Vice President and Chief Loan Officer may also approve all commercial types of credits in amounts up to $1 million on a combined basis. Georgetown Savings Bank's senior loan underwriter possesses individual authority to approve one- to four-family mortgage loans that meet the eligibility requirements for sale to Fannie Mae on the secondary mortgage market.

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

      Non-performing Loans. At June 30, 2008, $1.4 million or 0.9% of our total loans were non-performing loans. These loans consisted of six loans to six individual borrowers. All of the loans are secured by real property including, personal residence and commercial real estate. Included in the non-performing loan total at June 30, 2008 were three loans totaling $879,000 that have been restructured. As of June 30, 2008 the borrowers were not performing in accordance with the restructured terms.

         Non-performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. Delinquent loans that are 90 days or more past due are generally considered non-performing assets.

                                                             At June 30,
                                                     -------------------------
                                                        2008            2007
                                                     ---------       ---------
                                                       (Dollars in thousands)
Non-accrual loans:
     One- to four- family                            $     508       $     517
     Residential construction                               --              --
     Home equity loans and lines of credit                  47              47
     Multi-family and commercial real estate                --              --
     Commercial construction                               612              --
     Commercial                                             --              --
     Consumer                                               --               1
                                                     ---------       ---------
     Total non-accrual loans                             1,167             565
                                                     ---------       ---------

Restructured loans                                         219           1,701

     Total non-performing loans                          1,386           2,266
                                                     ---------       ---------

     Total non-performing assets                     $   1,386       $   2,266
                                                     =========       =========

Ratios:
     Non-performing loans to total loans                  0.92%           1.76%
     Non-performing assets to total assets                0.75%           1.37%

      At June 30, 2008, non-accrual loans totaled $1.2 million. For the fiscal year ended June 30, 2008, gross interest income that would have been recorded had these non-accruing loans been current in accordance with their original terms amounted to $146,000. Interest income recognized on such loans for the fiscal year ended June 30, 2008 was $80,000.

      Delinquent Loans. The following table sets forth the number and amount of delinquent loans by type at the dates indicated.

                                                              Loans Delinquent For
                                                ------------------------------------------------
                                                      60-89 Days             90 Days and Over               Total
                                                ----------------------    ----------------------    ----------------------
                                                  Number       Amount       Number      Amount       Number       Amount
                                                ---------    ---------    ---------    ---------    ---------    ---------
                                                                           (Dollars in thousands)
At June 30, 2008
----------------
     One- to four- family                               3    $     273            3    $     508            6    $     781
     Residential construction                          --           --           --           --           --           --
     Home equity loans and lines of credit             --           --            1           47            1           47
     Multi-family and commercial real estate           --           --           --           --           --           --
     Commercial construction                           --           --            1          612            1          612
     Commercial                                        --           --           --           --           --           --
     Consumer                                          --           --           --           --           --           --
                                                ---------    ---------    ---------    ---------    ---------    ---------
       Total                                            3    $     273            5    $   1,167            8    $   1,440
                                                =========    =========    =========    =========    =========    =========

At June 30, 2007
----------------
     One- to four- family                               1    $      75            1    $     517            2    $     592
     Residential construction                          --           --           --           --           --           --
     Home equity loans and lines of credit             --           --            1           47            1           47
     Multi-family and commercial real estate           --           --           --           --           --           --
     Commercial construction                           --           --           --           --           --           --
     Commercial                                        --           --           --           --           --           --
     Consumer                                          --           --            1            1            1            1
                                                ---------    ---------    ---------    ---------    ---------    ---------
       Total                                            1    $      75            3    $     565            4    $     640
                                                =========    =========    =========    =========    =========    =========

      Potential problem loans are loans that are currently performing and are not included in non-accrual loans above, but may be delinquent. These loans require an increased level of management attention and may be included at a later date in non-accrual loans, so they are considered by management in assessing the adequacy of the allowance for loan losses. At June 30, 2008, $1.1 million, or 0.7% of total loans had been identified as potential problem loans.

      Classified Assets. OTS regulations provide that loans and other assets of lesser quality should be classified as "substandard", "doubtful" or "loss" assets. An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that we will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. We classify an asset as "special mention" if the asset has a potential weakness that warrants management's close attention.

      On the basis of management's review of our assets, at June 30, 2008, we had classified $794,000 of our assets as special mention, which consisted of two loans to two separate borrowers. At June 30, 2008, we had classified $1.3 million of our assets as substandard, which consisted of five loans to five separate borrowers, of which $1.1 million of those assets classified as substandard were on non-accrual status. At June 30, 2008, we had classified $47,000 of our assets as doubtful, which was reserved for at 100% and on non-accrual status. At June 30, 2008 we had no loans classified as loss. The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations. Not all classified assets constitute non-performing assets.

      Allowance for Loan Losses. The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

      The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of known and inherent risks in the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

      The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired. For such loans that are classified as impaired, an allowance is established when the fair value of the existing collateral of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management's estimate of probable losses.

      A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.

      Allowance for Loan Losses. The following table sets forth activity in our allowance for loan losses for the fiscal years indicated.

                                                         At or For the Years
                                                            Ended June 30,
                                                       ------------------------
                                                          2008           2007
                                                       ---------      ---------
                                                         (Dollars in thousands)

Balance at beginning of period                         $   1,079      $   1,016
                                                       ---------      ---------

Charge-offs:
  One- to four- family                                        --             --
  Reseidential construction                                   --             --
  Home equity loans and lines of credit                       50             31
  Multi-family and commercial real estate                     --             --
  Commercial construction                                     --             --
  Commercial                                                  --             12
  Consumer                                                    10             19
                                                       ---------      ---------
          Total charge-offs                                   60             62
                                                       ---------      ---------

Recoveries:
  One- to four- family                                         9             --
  Reseidential construction                                   --             --
  Home equity loans and lines of credit                       31             --
  Multi-family and commercial real estate                     --             10
  Commercial construction                                     --             --
  Commercial                                                  --              1
  Consumer                                                     1              9
                                                       ---------      ---------
          Total recoveries                                    41             20
                                                       ---------      ---------

Net charge-offs                                              (19)           (42)
Provision for loan losses                                    152            105
                                                       ---------      ---------

Balance at end of year                                 $   1,212      $   1,079
                                                       =========      =========

Ratios:
Net charge-offs to average loans
  outstanding (annualized)                                 -0.01%         -0.03%
Allowance for loan losses to
  non-performing loans at end of period                    87.45%         47.62%
Allowance for loan losses to
  total loans at end of period (1)                          0.81%          0.84%

-------------
(1) Total loans, including net deferred loan costs, at June 30, 2008 and 2007 were $150.1 million and $128.7 million, respectively.

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

                                                                           At June 30,
                           -------------------------------------------------------------------------------------------------------
                                                 2008                                                2007
                           -------------------------------------------------    --------------------------------------------------
                                                            Percent of Loans                                      Percent of Loans
                           Allowance for   Loan Balances    in Each Category    Allowance for    Loan Balances    in Each Category
                            Loan Losses     by Category      to Total Loans      Loan Losses      by Category      to Total Loans
                           -------------   -------------    ----------------    -------------    -------------    ----------------
                                                                     (Dollars in thousands)
One- to four- family        $      179      $   89,992             60.01%        $      284        $   94,806             73.74%
Residential construction            43           2,338              1.56                 40             1,589              1.24
Home equity loans
  and lines of credit              214          11,565              7.71                180            10,304              8.01
Multi-family and
  commercial real estate           321          22,934             15.29                386            14,556             11.32
Commercial construction            304          17,048             11.37                110             4,398              3.42
Commercial                          93           5,607              3.74                 55             2,157              1.68
Consumer                            58             486              0.32                 24               763              0.59
                            ----------      ----------        ----------         ----------        ----------        ----------

Total                       $    1,212      $  149,970            100.00%        $    1,079        $  128,573            100.00%
                            ==========      ==========        ==========         ==========        ==========        ==========

      Management establishes provisions for loan losses, which are charged to operations, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses quarterly, management analyzes several qualitative loan portfolio risk factors including but not limited to, charge-off history, changes in management or underwriting policies, current economic conditions, delinquency statistics, geographic and industry concentrations, the adequacy of the underlying collateral, the financial strength of the borrower and results of internal and external loan reviews. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

      Historically, our loan portfolio has primarily consisted of one-to four-family residential mortgage loans. The composition of our loan portfolio has gradually changed in recent years to include more multi-family, commercial real estate and commercial business loans. In addition, our current business plan calls for increases in these loans. Management's evaluation of the allowance for loan losses, the composition of the loan portfolio and increased risk associated with multi-family, commercial real estate and commercial loans (because they present larger non-homogeneous credits and because they may be more sensitive to changes in economic conditions) may result in larger additions to the allowance for loan losses in future periods.

      Although we believe that we use the best information available to establish the allowance for loan losses, future additions to the allowance may be necessary, based on estimates that are susceptible to change as a result of changes in economic conditions and other factors. In addition, the OTS, as an integral part of its examination process, will periodically review our allowance for loan losses. Such agency may require us to recognize adjustments to the allowance, based on its judgments about information available to it at the time of its examination.

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

      The Company did not own any equity investments in Fannie Mae or Freddie Mac at June 30, 2008. Our investment portfolio at June 30, 2008, at amortized cost, consisted of $4.5 million in government-sponsored enterprises debt obligations and $3.0 million in FHLB stock. As a member of FHLB, we are required to purchase stock in the FHLB of Boston, an amount of which is based on our level of outstanding advances. We also invest in mortgage-backed securities, all of which are guaranteed by United States Government agencies or government-sponsored enterprises. At June 30, 2008, our mortgage-backed securities portfolio totaled $14.5 million, or 7.9% of total assets, and consisted of $12.4 million in fixed-rate and $2.1 million in adjustable-rate securities guaranteed by Fannie Mae or Freddie Mac. Securities are classified as held-to-maturity or available-for-sale at the date of purchase.

      The following table sets forth the amortized cost and fair value of our securities portfolio at the dates indicated.

                                                              At June 30,
                                      --------------------------------------------------------------
                                                  2008                              2007
                                      ----------------------------      ----------------------------
                                       Amortized          Fair           Amortized          Fair
                                         Cost             Value             Cost            Value
                                      -----------      -----------      -----------      -----------
                                                             (In thousands)
Securities available for sale:
Government-sponsored enterprises      $     4,500      $     4,491      $     3,000      $     2,978
Mortgage-backed securities                  8,233            8,212            9,973            9,712
                                      -----------      -----------      -----------      -----------

  Total securities
      available for sale              $    12,733      $    12,703      $    12,973      $    12,690
                                      ===========      ===========      ===========      ===========

Securities held to maturity:
Government-sponsored enterprises      $        --      $        --      $       500      $       499
Mortgage-backed securities                  6,274            6,236            7,682            7,469
                                      -----------      -----------      -----------      -----------

  Total securities
      held to maturity                $     6,274      $     6,236      $     8,182      $     7,968
                                      ===========      ===========      ===========      ===========

         Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at June 30, 2008 are summarized in the following table. Maturities are based on the final contractual payment dates and do not reflect the impact of prepayments or early redemptions that may occur.

                                                                        More than One Year through     More than Five Years
                                           One Year or Less                     Five Years               through Ten Years
                                        ----------     ----------       --------------------------    -----------------------
                                                        Weighted                         Weighted                   Weighted
                                        Amortized       Average          Amortized        Average     Amortized      Average
                                           Cost          Yield             Cost            Yield         Cost         Yield
                                        ----------     ----------       ---------       ----------    ----------    ---------
                                                                           (Dollars in thousands)
Securities available for sale
-----------------------------

   Government-sponsored enterprises     $       --             --%      $   3,000             4.24%   $    1,500         4.37%
   Mortgage-backed securities                   --             --           1,256             3.50         4,627         4.49
                                        ----------                      ---------                     ----------
       Total securities
           available for sale           $       --             --%      $   4,256             4.02%   $    6,127         4.46
                                        ==========                      =========                     ==========
Securities held to maturity
---------------------------

   Mortgage-backed securities           $        3           6.00%      $      34             6.19%   $    2,432         4.14%
                                        ==========                      =========                     ==========


                                             More than Ten Years                    Total Securities
                                           ----------------------       ------------------------------------------
                                                        Weighted                                         Weighted
                                           Amortized     Average        Amortized                        Average
                                              Cost        Yield            Cost         Fair Value         Yield
                                           ----------   ---------       ----------      ----------      ----------
                                                                 (Dollars in thousands)
Securities available for sale
-----------------------------

   Government-sponsored enterprises        $       --          --%      $    4,500      $    4,491            4.28%
   Mortgage-backed securities                   2,350        4.83            8,233           8,212            4.44
                                           ----------                   ----------      ----------
       Total securities
           available for sale              $    2,350        4.83%      $   12,733      $   12,703            4.39%
                                           ==========                   ==========      ==========
Securities held to maturity
---------------------------

   Mortgage-backed securities              $    3,805        4.60%      $    6,274      $    6,236            4.43%
                                           ==========                   ==========      ==========

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

      Deposits. Our deposits are generated primarily from residents within our primary market area. The Company's strategic plan includes a greater emphasis on developing commercial business activities, both deposit and lending customer relationships. Several of these commercial relationships are outside our existing primary market area. We offer a selection of deposit accounts, including demand accounts, NOW accounts, money market accounts, savings accounts and certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. We have used brokered deposits in the past and it is anticipated that their future use could increase. As of June 30, 2008 we had no brokered deposits.

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

      The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition. The variety of deposit accounts offered allows us to be competitive in obtaining funds and responding to changes in consumer demand. Based on experience, we believe that our deposits are relatively stable. However, the ability to attract and maintain deposits and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions. At June 30, 2008, $37.7 million, or 35.5% of our deposit accounts were certificates of deposit, of which $18.6 million had maturities of one year or less.

      The following table sets forth the distribution of total deposits by account type and related weighted average rates, at the dates indicated.

                                                                                 At June 30,
                                               --------------------------------------------------------------------------------
                                                                2008                                         2007
                                               ------------------------------------      --------------------------------------
                                                                           Weighted                                    Weighted
                                                  Actual                    Average        Actual                       Average
                                                 Balance      Percent        Rate          Balance         Percent       Rate
                                               ----------   ----------     --------      ----------      ----------    --------
                                                                            (Dollars in thousands)
       Deposit type:
       -------------
       Demand deposits                         $   14,501        13.64%         --%      $   11,215           11.45%        --%
       NOW deposits                                10,057         9.46        0.14           11,539           11.78       1.61
       Money market deposits                       33,524        31.54        2.29           22,832           23.31       3.68
       Regular and other savings                   10,498         9.88        0.11           11,914           12.16       0.32
                                               ----------   ----------                   ----------      ----------
           Total non-certificate accounts          68,580        64.52                       57,500           58.70

       Certificates of deposit                     37,712        35.48        3.72           40,456           41.30       4.42
                                               ----------   ----------                   ----------      ----------

       Total deposits                          $  106,292       100.00%       2.07%      $   97,956          100.00%      2.91%
                                               ==========   ==========                   ==========      ==========

      The following table sets forth the deposit activities for the fiscal years indicated.

                                                   Years Ended June 30,
                                               ----------------------------
                                                   2008             2007
                                               -----------      -----------
                                                    (In thousands)

      Beginning balance                        $    97,956      $    97,709
                                               -----------      -----------
      Net increase (decrease) in deposits
        before interest credited                     5,675           (2,389)
      Interest credited                              2,661            2,636
                                               -----------      -----------
      Net increase in deposits                       8,336              247
                                               -----------      -----------
      Ending balance                           $   106,292      $    97,956
                                               ===========      ===========

      As of June 30, 2008, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was $15.8 million. The following table indicates the amount of those certificates of deposit as of June 30, 2008 by time remaining until maturity.

                                                     At
                                               June 30, 2008
                                               -------------
                                               (In thousands)
      Three months or less                      $     5,239
      Over three months through six months            2,488
      Over six months through one year                  623
      Over one year to three years                    7,285
      Over three years                                  181

                                                -----------
      Total                                     $    15,816
                                                ===========

      The following table presents, by rate category, our certificate of deposit accounts as of the dates indicated.

                                               At June 30,
                                     ----------------------------
                                         2008             2007
                                     -----------      -----------
                                            (In thousands)
      Interest Rate
      -------------
      Less than 2%                   $     1,894      $        49
      2.00%-2.99%                         10,399            1,707
      3.00%-3.99%                          9,817           13,599
      4.00%-4.99%                         10,366           14,648
      5.00%-5.99%                          4,848           10,088
      6.00%-6.99%                            388              365
                                     -----------      -----------
      Total                          $    37,712      $    40,456
                                     ===========      ===========

      The following table sets forth the amount and maturities of certificate of deposits at June 30, 2008.

                          June 30,       June 30,       June 30,       June 30,   After June 30,
                            2009           2010           2011           2012           2012          Total
                         ---------      ---------      ---------      ---------      ---------      ---------
                                                          (In thousands)
      Interest Rate
      -------------
      Less than 2%       $   1,687      $     154      $      30      $      23      $      --      $   1,894
      2.00%-2.99%            3,480          6,532             45             --            342         10,399
      3.00%-3.99%            2,032          6,075            975            499            236          9,817
      4.00%-4.99%            7,479          2,430            192            234             31         10,366
      5.00%-5.99%            3,581            482            785             --             --          4,848
      6.00%-6.99%              388             --             --             --             --            388
                         ------------------------------------------------------------------------------------

      Total              $  18,647      $  15,673      $   2,027      $     756      $     609      $  37,712
                         =========      =========      =========      =========      =========      =========

      Borrowings. Our borrowings consist primarily of advances from the FHLB. As of June 30, 2008, we had FHLB advances in the amount of $59.3 million, which represented 35.3% of total liabilities with a weighted average maturity of 1.74 years. Georgetown Savings Bank can currently borrow up to approximately $73.6 million from the FHLB through its membership.

      The following table sets forth information concerning balances and interest rates on our FHLB advances at the dates and for the periods indicated.

                                                           At or For the Years ended June 30,
                                          -----------------------------------------------------------------
                                              2008              2007              2008              2007
                                          -----------       -----------       -----------       -----------
                                              Long -Term Borrowings             Short -Term Borrowings (1)
                                          -----------------------------       -----------------------------
                                                               (Dollars in thousands)
Balance at end of year                    $    45,321       $    37,873       $    14,000       $     9,850
Average balance during year                    42,325            34,134             8,737            16,100
Maximum outstanding at any month end           47,839            37,873            14,000            23,075
Weighted average rate at end of year             4.45%             4.71%             2.30%             5.27%
Average interest rate during year                4.70%             4.69%             4.35%             5.22%

----------------
(1) Represents borrowings with original maturities of less than one year.

      Securities  sold under  agreements to repurchase  are funds  borrowed from customers on an overnight basis that are secured by government-sponsored enterprises. The amount of securities collateralizing the agreements to repurchase is reflected in securities and the obligation to repurchase securities sold is reflected as a liability on our consolidated balance sheets. The following summarized our repurchase agreements at and for the periods shown.

                                             At or For the Years Ended June 30,
                                             ----------------------------------
                                                 2008                   2007
                                             -----------            -----------
                                                   (Dollars in thousands)

Balance at end of year                       $       552            $       869
Average balance during year                          764                    817
Maximum outstanding at any month end                 965                    898
Weighted average rate at end of year                0.50%                  1.00%
Average interest rate during year                   0.86%                  1.00%

Subsidiary Activities

      Georgetown Securities Corporation is a wholly owned subsidiary of Georgetown Savings Bank established in 1995 as a Massachusetts securities corporation for the purpose of buying, selling and holding investment securities on its own behalf. The income earned on Georgetown Securities Corporation's investment securities is subject to a significantly lower rate of state tax than that assessed on income earned on investment securities maintained at Georgetown Savings Bank. At June 30, 2008, Georgetown Securities Corporation had total assets of $13.5 million, virtually all of which were in investment securities.

Legal Proceedings

      We are not involved in any pending legal proceedings as a defendant other than routine legal proceedings occurring in the ordinary course of business. At June 30, 2008, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

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

Personnel

      As of June 30, 2008, we had 38 full-time employees and five part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good relations with our employees.

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

      At June 30, 2008, our total federal pre-1988 base year reserve was $723,000. However, under current law, pre-1988 base year reserves remain subject to recapture should Georgetown Savings Bank make certain non-dividend distributions, repurchase any of its stock, pay dividends in excess of tax earnings and profits, or cease to maintain a bank charter.

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

      Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At June 30, 2008, Georgetown Savings Bank has a net operating loss carryover of $590,000, of which $239,000 expires on June 30, 2027 and $351,000 expires on June 30, 2028. Based on recent trends and financial projections, management feels that it is more likely than not, that it will be able to use the deferred tax asset associated with the net operating loss carryover. Therefore, no valuation reserve has been established for the net operating loss carryover.

      Capital Loss Carryovers. A financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. At June 30, 2008, Georgetown Savings Bank had a $61,000 capital loss carryforward for federal income tax purposes, of which $10,000 expires on June 30, 2010 and $51,000 expires on June 30, 2011. Management has established a valuation reserve of $21,000 for the entire amount of the deferred tax asset associated with the capital loss carryforward.

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

State Taxation

      For Massachusetts income tax purposes, a consolidated tax return cannot be filed. Instead, Georgetown Bancorp, Inc., Georgetown Savings Bank, and Georgetown Savings Bank's subsidiary, Georgetown Securities Corporation file separate annual income tax returns. The state tax returns of Georgetown Bancorp, Inc, Georgetown Savings Bank, as well as Georgetown Securities Corporation, are not currently under audit, and have not been audited during the past five years.

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

      Georgetown Bancorp, Inc. is required to file a Massachusetts income tax return and is generally subject to a state income tax rate that is the same rate as the tax rate for financial institutions in Massachusetts. However, if Georgetown Bancorp, Inc. meets certain requirements, it may be eligible to be taxed as a Massachusetts Securities corporation. Bank holding companies that are so classified are subject to a state tax rate of 0.33% of their gross income. As of June 30, 2008, Georgetown Bancorp, Inc. has not applied for security corporation status.

      Georgetown Securities Corporation is taxed as a Massachusetts securities corporation, and is subject to a state tax rate of 1.32% of its gross income.

      On July 3, 2008, Massachusetts Governor Patrick signed into law a bill entitled "An Act Relative to Tax Fairness and Business Competitiveness". Among the provisions of this Act is a reduction of the financial institution tax rate from the current 10.5% to 10.0% for years beginning in 2010, 9.5% for years beginning in 2011, and 9.0% for years beginning in 2012. As a result, the tax rate used to compute the deferred tax asset may be reduced for the year ending June 30, 2009. Management estimates the impact to be a reduction in the net deferred tax asset of approximately $15,000.

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

      At June 30, 2008, Georgetown Savings Bank exceeded all applicable capital requirements.

      Loans-to-One Borrower. A federal savings bank generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of June 30, 2008, Georgetown Savings Bank was in compliance with the loans-to-one borrower limitations.

      Qualified Thrift Lender Test. As a federal savings bank, Georgetown Savings Bank must satisfy the qualified thrift lender, or "QTL", test. Under the QTL test, Georgetown Savings Bank must maintain at least 65% of its "portfolio assets" in "qualified thrift investments" in at least nine of the most recent 12-month period. "Portfolio assets" generally means total assets of a savings institution, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings bank's business.

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

      A savings bank that fails the qualified thrift lender test must either convert to a bank charter or operate under specified restrictions. At June 30, 2008, Georgetown Savings Bank satisfied this test.

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

      Enforcement. The OTS has primary enforcement responsibility over federal savings institutions and has the authority to bring enforcement action against all "institution-affiliated parties", including stockholders, and attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action by the OTS may range from the issuance of a capital directive or cease and desist order, to removal of officers and/or directors of the institution and the appointment of a receiver or conservator. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. The FDIC also has the authority to terminate deposit insurance or to recommend to the Director of the OTS that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take action under specified circumstances.

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

      o     undercapitalized   (less  than  3%  leverage  capital,   4%  Tier  1
            risk-based capital or 8% total risk-based capital);

      o significantly undercapitalized (less than 3% leverage capital, 3% Tier 1 risk-based capital or 6% total risk-based capital); and

      o     critically undercapitalized (less than 2% tangible capital).

      Generally, the banking regulator is required to appoint a receiver or conservator for a savings bank that is "critically undercapitalized" within specific time frames. The regulations also provide that a capital restoration plan must be filed with the OTS within 45 days of the date a savings bank receives notice that it is "undercapitalized", "significantly undercapitalized" or "critically undercapitalized". The criteria for an acceptable capital restoration plan include, among other things, the establishment of the methodology and assumptions for attaining adequately capitalized status on an annual basis, procedures for ensuring compliance with restrictions imposed by applicable federal regulations, the identification of the types and levels of activities the savings bank will engage in while the capital restoration plan is in effect, and assurances that the capital restoration plan will not appreciably increase the current risk profile of the savings bank. Any holding company for the savings bank required to submit a capital restoration plan must guarantee the lesser of: an amount equal to 5% of the savings bank's assets at the time it was notified or deemed to be under capitalized by the OTS, or the amount necessary to restore the savings bank to adequately capitalized status. This guarantee remains in place until the OTS notifies the savings bank that it has maintained adequately capitalized status for each of four consecutive calendar quarters, and the OTS has the authority to require payment and collect payment under the guarantee. Failure by a holding company to provide the required guarantee will result in certain operating restrictions on the savings bank, such as restrictions on the ability to declare and pay dividends, pay executive compensation and management fees, and increase assets or expand operations. The OTS may also take any one of a number of discretionary supervisory actions against undercapitalized savings banks, including the issuance of a capital directive and the replacement of senior executive officers and directors.

      At June 30, 2008, Georgetown Savings Bank met the criteria for being considered "well-capitalized".

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

      On November 2, 2006, the FDIC adopted final regulations that assess insurance premiums based on risk. As a result, the new regulation will enable the FDIC to more closely tie each financial institution's deposit insurance premiums to the risk it poses to the deposit insurance fund. Under the new risk-based assessment system, the FDIC will evaluate the risk of each financial institution based on its supervisory rating, its financial ratios, and its long-term debt issuer rating for larger institutions. The new rates for nearly all of the financial institutions industry vary between five and seven cents for every $100 of domestic deposits. The new assessment system became effective on January 1, 2007 for the Georgetown Savings Bank. The new system created insurance assessment credits for the Georgetown Savings Bank of $52,000. We utilized $27,000 of these credits in the fiscal year ended June 30, 2007 and the remaining balance in fiscal 2008. At the same time, the FDIC adopted final regulations designating the reserve ratio for the deposit insurance fund during 2007 at 1.25% of estimated insured deposits.

      Effective March 31, 2006, the FDIC merged the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF") into a single fund called the Deposit Insurance Fund. As a result of the merger, the BIF and the SAIF were abolished. The merger of the BIF and the SAIF into the Deposit Insurance Fund does not affect the authority of the Financing Corporation ("FICO") to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended June 30, 2008, the annualized FICO assessment was equal to 1.12 basis points for each $100 in domestic deposits maintained at an institution.

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

      Federal Home Loan Bank System. Georgetown Savings Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the FHLB, Georgetown Savings Bank is required to acquire and hold shares of capital stock in the FHLB. While the required percentages of stock ownership are subject to change by the Federal Home Loan Bank, Georgetown Savings Bank was in compliance with this requirement at June 30, 2008.

Federal Reserve System

      The Federal Reserve Board regulations require savings banks to maintain noninterest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At June 30, 2008, Georgetown Savings Bank was in compliance with these reserve requirements.

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

      The Sarbanes-Oxley Act includes very specific additional disclosure requirements and new corporate governance rules requiring the Securities and Exchange Commission and national securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules, and mandates further studies of certain issues by the Securities and Exchange Commission. The Sarbanes-Oxley Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees. As directed by the Sarbanes-Oxley Act of 2002, the Company's principal executive officer and principal financial officer each are required to certify that the Company's quarterly and annual reports do not contain any untrue statement of a material fact. The rules adopted by the SEC under the Sarbanes-Oxley Act of 2002 have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal controls; they have made certain disclosures to our auditors and the Audit Committee about our internal controls; and they have included information in our quarterly and annual reports about their evaluation and whether there have been significant changes in our internal controls or in other factors that could significantly affect internal controls.

Holding Company Regulation

      General.   Georgetown  Bancorp,  MHC  and  Georgetown  Bancorp,  Inc.  are
non-diversified savings and loan holding companies within the meaning of the Home Owners' Loan Act. As such, Georgetown Bancorp, MHC and Georgetown Bancorp, Inc. are registered with the OTS and subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over Georgetown Bancorp, Inc. and Georgetown Bancorp, MHC, and their subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. As federal corporations, Georgetown Bancorp, Inc. and Georgetown Bancorp, MHC are generally not subject to state business organization laws.

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

ITEM 2. Description of Property
-------------------------------

      The following table provides certain information with respect to our properties as of June 30, 2008:

                                        Owned or         Year Acquired or                                Net Book Value of Real
              Location                   Leased               Leased             Square Footage                  Property
---------------------------------    --------------      -----------------     -----------------        -------------------------
                                                                                                              (In thousands)
Main Office:
2 East Main Street                          Own               2003 (1)                14,400                  $       3,034
Georgetown, MA 01833

Branch Office:
303 Haverhill Street                    Leased (2)              1999                  3,500                   $         515
Rowley, MA 01969

Branch Office:
75 Turnpike Street/Route 114            Leased (3)              2005                  2,437                   $         445
North Andover, MA 01845

Other Property (4):
8 Prospect Street                           Own                 1997                  1,000                   $          92
Georgetown, MA 01833

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

      The net book value of our premises, land and equipment was approximately $4.5 million at June 30, 2008.

ITEM 3. Legal Proceedings
-------------------------

      From time to time, we are involved as plaintiff or defendant in various legal proceedings arising in the ordinary course of business. At June 30, 2008, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

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

                                     PART II

ITEM 5. Market for Common Equity, Related Stockholder Matters and Small Business
--------------------------------------------------------------------------------
        Issuer Purchases of Securities
        ------------------------------

      (a) Our common stock is traded on the OTC Electronic Bulletin Board under the symbol "GTWN". Georgetown Bancorp, MHC owns 1,527,487 shares, or 57.9% of our outstanding common stock. The approximate number of holders of record of Georgetown Bancorp, Inc.'s common stock as of September 10, 2008 was 290. Certain shares of Georgetown Bancorp, Inc. are held in "nominee" or "street" name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

         The following table presents quarterly market information for Georgetown Bancorp, Inc.'s common stock during the periods indicated. The following information was based on data received from the OTC Bulletin Board and represents the actual high and low sales prices for the periods indicated.

                 Fiscal 2008                  High        Low     Dividends
       -----------------------------------------------------------------------
       Quarter ended September 30, 2007       $8.05      $6.56       $0.00
       Quarter ended December 31, 2007        $7.50      $6.60       $0.00
       Quarter ended March 31, 2008           $6.95      $6.00       $0.00
       Quarter ended June 30, 2008            $7.10      $5.60       $0.00

                 Fiscal 2007                  High        Low     Dividends
       -----------------------------------------------------------------------
       Quarter ended September 30, 2006       $9.88      $8.00       $0.00
       Quarter ended December 31, 2006        $9.50      $8.65       $0.00
       Quarter ended March 31, 2007           $9.30      $8.15       $0.00
       Quarter ended June 30, 2007            $8.50      $7.40       $0.00

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

      At June 30, 2008, there were no compensation plans under which equity securities of Georgetown Bancorp, Inc. were authorized for issuance.

      The Company has sold no securities within the past three years that were not registered under the Securities Act of 1933.

      (b) Not applicable

      (c) The Company did not repurchase any shares during the quarter ended June 30, 2008.

ITEM 6. Management's Discussion and Analysis or Plan of Operation
-----------------------------------------------------------------

      The "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of Georgetown Bancorp, Inc.'s 2008 Annual Report to Stockholders (Exhibit 13 hereto) is incorporated herein by reference.

ITEM 7. Financial Statements
----------------------------

        The consolidated financial statements included in Georgetown Bancorp, Inc.'s 2008 Annual Report to Stockholders (Exhibit 13) are incorporated herein by reference.

ITEM  8.  Changes  In and  Disagreements  with  Accountants  on  Accounting  and
--------------------------------------------------------------------------------
          Financial Disclosure
          --------------------

      None.

ITEM 8A.(T) Controls and Procedures
-----------------------------------

      Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. There has been no change in the Company's internal control over financial reporting during the Company's fourth quarter of fiscal year 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

      The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control process has been designed under our supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

      Management conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of June 30, 2008, utilizing the framework established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company's internal control over financial reporting as of June 30, 2008 is effective.

      Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of assets; and provide reasonable assurances that: (1) transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America; (2) receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the Company's financial statements.

      All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

ITEM 8B. Other Information
--------------------------

      None.

                                    PART III

ITEM 9. Directors,  Executive Officers, Promoters, Control Persons and Corporate
--------------------------------------------------------------------------------
        Governance; Compliance with Section 16(a) of the Exchange Act
        -------------------------------------------------------------

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

ITEM 12.   Certain   Relationships  and  Related   Transactions,   and  Director
--------------------------------------------------------------------------------
           Independence
           ------------

      Information concerning relationships and transactions is incorporated herein by reference from our Proxy Statement, specifically the section captioned "Transactions with Certain Related Persons".

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

      (F)   Notes to Consolidated Financial Statements (page F-8 to page F-41)

(b)   Financial Statement Schedules
      -----------------------------

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial
Statements. The remaining information appearing in the Annual Report to Shareholders for the year ended June 30, 2008 is not deemed to be filed as part of this report except as expressly provided herein.

(c)   Exhibits.
      ---------

3.1   Charter of Georgetown Bancorp, Inc. (1)
3.2   Bylaws of Georgetown Bancorp, Inc. (2)
4     Form of Common Stock Certificate of Georgetown Bancorp, Inc. (1)
10.1  Employee Stock Ownership Plan (1)
10.2  SBERA Defined Contribution Plan and Nonstandardized Adoption Agreement (1)
10.3 Change In Control Agreement by and between Georgetown Savings Bank and Charles R. Shediac (3)
10.4  Georgetown Savings Bank 2007 Incentive Compensation Plan (4)
10.5 Employment Agreement by and between Georgetown Savings Bank and Robert E. Balletto, effective July 1, 2008 (6)
10.6 Employment Agreement by and between Georgetown Savings Bank and Joseph W. Kennedy, effective July 1, 2008 (7)
10.7  Supplemental  Retirement Plan for Senior  Executives,  dated June 23, 2008
      (8)
10.8 Endorsement Split-Dollar Life Insurance Agreement by and between Georgetown Savings Bank and Robert E. Balletto, dated June 23, 2008 (9)
10.9 Endorsement Split-Dollar Life Insurance Agreement by and between Georgetown Savings Bank and Joseph W. Kennedy, dated June 23, 2008 (10)
10.10 Annually  Defined Goals for payouts under  Georgetown  Savings Bank
      2007 Incentive Compensation Plan for certain officers (11)
13    Annual Report to Stockholders
14    Code of Ethics (5)
21    Subsidiaries of Registrant (1)
31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to
      Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to
      Section 302 of the Sarbanes-Oxley Act of 2002
32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

--------------
(1) Incorporated by reference to the Registration Statement on Form SB-2 of Georgetown Bancorp, Inc. (file no. 333-119007), originally filed with the Securities and Exchange Commission on September 15, 2004.
(2) Incorporated by reference to the Form 8-K of Georgetown Bancorp, Inc. filed with the Securities and Exchange Commission on September 27, 2006.
(3) Incorporated by reference to the Form 10-QSB of Georgetown Bancorp, Inc. filed with the Securities and Exchange Commission on May 15, 2007.
(4) Incorporated by reference to the Form 10-KSB of Georgetown Bancorp, Inc. filed with the Securities and Exchange Commission on September 28, 2007.
(5) Incorporated by reference to the Form 10-KSB of Georgetown Bancorp, Inc. filed with the Securities and Exchange Commission on September 28, 2006.
(6)   Incorporated  by reference  to the Form 8-K of  Georgetown  Bancorp,  Inc.
      Exhibit 10.1 filed with the Securities and Exchange Commission on June 27, 2008.
(7)   Incorporated  by reference  to the Form 8-K of  Georgetown  Bancorp,  Inc.
      Exhibit 10.2 filed with the Securities and Exchange Commission on June 27, 2008.
(8)   Incorporated  by reference  to the Form 8-K of  Georgetown  Bancorp,  Inc.
      Exhibit 10.3 filed with the Securities and Exchange Commission on June 27, 2008.
(9)   Incorporated  by reference  to the Form 8-K of  Georgetown  Bancorp,  Inc.
      Exhibit 10.4 filed with the Securities and Exchange Commission on June 27, 2008.
(10)  Incorporated  by reference  to the Form 8-K of  Georgetown  Bancorp,  Inc.
      Exhibit 10.5 filed with the Securities and Exchange Commission on June 27, 2008.
(11) Incorporated by reference to the Form 8-K of Georgetown Bancorp, Inc. filed with the Securities and Exchange Commission on September 26, 2008.

ITEM 14. Principal Accountant Fees and Services
-----------------------------------------------

      Information concerning principal accountant fees and services is incorporated herein by reference from our Proxy Statement, specifically the section captioned "Proposal II-Ratification of Appointment of Independent Registered Public Accounting Firm".

SIGNATURES

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 GEORGETOWN BANCORP, INC.

Date: September 22, 2008     By: \s\  Robert E. Balletto
                                 -----------------------------
                                 Robert E. Balletto
                                 President, Chief Executive Officer and Director (Duly Authorized Representative)

      Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signatures                                  Title                               Date
        ----------                                  -----                               ----
\s\ Robert E. Balletto                President, Chief Executive Officer         September 22, 2008
----------------------------          and Director (Principal Executive
Robert E. Balletto                    Officer)

\s\ Joseph W. Kennedy                 Senior Vice President, Chief               September 22, 2008
----------------------------          Financial Officer and Treasurer
Joseph W. Kennedy                     (Principal Financial and Accounting
                                      Officer)

\s\ Richard F. Spencer                Chairman of the Board                      September 22, 2008
---------------------------
Richard F. Spencer

                                      Vice Chairman of the Board
---------------------------
Mary L. Williams

\s\ David H. Condon                   Director                                   September 22, 2008
---------------------------
David H. Condon

\s\ Keith N. Congdon                  Director                                   September 24, 2008
---------------------------
Keith N. Congdon.

\s\ Anthony S. Conte, Jr.             Director                                   September 22, 2008
---------------------------
Anthony S. Conte, Jr.

\s\ Stephen L. Flynn                  Director                                   September 22, 2008
---------------------------
Stephen L. Flynn

\s\ Thomas L. Hamelin                 Director                                   September 22, 2008
---------------------------
Thomas L. Hamelin

\s\ Marybeth McInnis                  Director                                   September 22, 2008
---------------------------
Marybeth McInnis

\s\ Kathleen R. Sachs                 Director                                   September 22, 2008
---------------------------
Kathleen R. Sachs


\s\ David A. Splaine                  Director                                   September 22, 2008
---------------------------
David A. Splaine

                                      Director
---------------------------
Robert T. Wyman

\s\ John H. Yeaton                    Director                                   September 22, 2008
---------------------------
John H. Yeaton

                                       40