Form 10-Q
period 2008-09-30
Georgetown Bancorp, Inc.
filed 2008-11-14
CIK 1302709

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2008

                                       OR

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

                         Commission File Number: 0-51102

                            GEORGETOWN BANCORP, INC.
             (Exact name of registrant as specified in its charter)

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

                                      None
             (Former name, former address and former fiscal year, if
                           changed since last report)

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

     Large accelerated filer  |_|            Accelerated filer         |_|
     Non-accelerated filer    |_|            Smaller reporting company |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

Indicate the number of shares outstanding of the registrant's common stock, as of the latest practicable date: Common Stock, $0.10 par value, 2,638,387 shares outstanding as of November 11, 2008.

                                    Form 10-Q
                            GEORGETOWN BANCORP, INC.
                                Table of Contents

Part I.  Financial Information                                              Page
         ---------------------                                              ----
Item 1:  Financial Statements (Unaudited)

         Consolidated Statements of Financial Condition
         at September 30, 2008 and June 30, 2008                               1

         Consolidated Statements of Operations for the Three
         Months Ended September 30, 2008 and 2007                              2

         Consolidated Statements of Changes in Stockholders'
         Equity for the Three Months Ended September 30, 2008 and 2007         3

         Consolidated Statements of Cash Flows for the
         Three Months Ended September 30, 2008 and 2007                        4

         Notes to Condensed Consolidated Financial Statements                  6

Item 2:  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                            9

Item 3:  Quantitative and Qualitative Disclosure About Market Risk            16

Item 4T: Controls and Procedures                                              16

Part II. Other Information
         -----------------

Item 1:  Legal Proceedings                                                    16
Item 1A: Risk Factors                                                         16
Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds          16
Item 3:  Defaults upon Senior Securities                                      16
Item 4:  Submission of Matters to a Vote of Security Holders                  16
Item 5:  Other Information                                                    16
Item 6:  Exhibits                                                             16

SIGNATURES                                                                    17

PART I--FINANCIAL INFORMATION

ITEM 1. Financial Statements

                            GEORGETOWN BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    ----------------------------------------
                                   (unaudited)
                                     ASSETS

                                                                            At                  At
                                                                       September 30,         June 30,
                                                                           2008                2008
                                                                       -------------      -------------
                                                                              (In thousands)
Cash and due from banks                                                $       3,737      $       2,532
Short-term investments                                                         2,784              2,923
                                                                       -------------      -------------
               Total cash and cash equivalents                                 6,521              5,455

Securities available for sale, at fair value                                  11,333             12,703
Securities held to maturity, at amortized cost                                 5,942              6,274
Federal Home Loan Bank stock, at cost                                          3,111              3,008
Loans, net of allowance for loan losses of $1,299,000
  at September 30, 2008 and $1,212,000 at June 30, 2008                      155,639            148,909
Premises and equipment, net                                                    4,414              4,458
Accrued interest receivable                                                      710                674
Bank-owned life insurance                                                      2,392              2,406
Other assets                                                                     885                854
                                                                       -------------      -------------

               Total assets                                            $     190,947      $     184,741
                                                                       =============      =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                               $     113,762      $     106,292
Short-term Federal Home Loan Bank advances                                     7,475             14,000
Long-term Federal Home Loan Bank advances                                     50,558             45,321
Securities sold under agreements to repurchase                                   625                552
Mortgagors' escrow accounts                                                      403                361
Accrued expenses and other liabilities                                         1,304              1,442
                                                                       -------------      -------------
               Total liabilities                                             174,127            167,968
                                                                       -------------      -------------

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.10 par value per share: 1,000,000
  shares authorized; none outstanding                                             --                 --
Common Stock, $0.10 par value per share: 10,000,000
  shares authorized; 2,777,250 shares issued                                     278                278
Additional paid-in capital                                                    11,452             11,452
Retained earnings                                                              6,823              6,819
Accumulated other comprehensive income (loss)                                      3                (19)
Unearned compensation - ESOP (55,223 and 57,271 shares unallocated
  at September 30, 2008 and June 30, 2008, respectively)                        (552)              (573)
Treasury stock, at cost (138,863 shares at September 30, 2008
  and June 30, 2008)                                                          (1,184)            (1,184)
                                                                       -------------      -------------
               Total stockholders' equity                                     16,820             16,773
                                                                       -------------      -------------

               Total liabilities and stockholders' equity              $     190,947      $     184,741
                                                                       =============      =============

See notes to condensed consolidated financial statements.

                            GEORGETOWN BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        --------------------------------
                                   (unaudited)

                                                                    Three Months Ended
                                                                       September 30,
                                                                 2008                   2007
                                                            --------------        --------------
                                                           (In thousands, except per share data)
Interest and dividend income:
    Loans, including fees                                   $        2,312        $        1,976
    Securities                                                         223                   286
    Short-term investments                                               5                    16
                                                            --------------        --------------
               Total interest and dividend income                    2,540                 2,278
                                                            --------------        --------------

Interest expense:
    Deposits                                                           563                   731
    Short-term Federal Home Loan Bank advances                          76                   113
    Long-term Federal Home Loan Bank advances                          528                   468
    Securities sold under agreements to repurchase                       1                     2
                                                            --------------        --------------
               Total interest expense                                1,168                 1,314
                                                            --------------        --------------

Net interest income                                                  1,372                   964
Provision for loan losses                                               87                     1
                                                            --------------        --------------
Net interest income, after provision for loan losses                 1,285                   963
                                                            --------------        --------------

Non-interest income:
    Customer service fees                                              160                   148
    (Loss) income from bank-owned life insurance                       (14)                   16
    Other                                                               12                     8
                                                            --------------        --------------
               Total non-interest income                               158                   172
                                                            --------------        --------------

Non-interest expenses:
    Salaries and employee benefits                                     785                   706
    Occupancy and equipment expenses                                   193                   210
    Data processing expenses                                            89                    83
    Professional fees                                                   70                    82
    Advertising expense                                                 61                    60
    Other general and administrative expenses                          207                   206
                                                            --------------        --------------
               Total non-interest expenses                           1,405                 1,347
                                                            --------------        --------------

Income (loss) before income taxes                                       38                  (212)

Income tax provision (benefit)                                          26                   (74)
                                                            --------------        --------------

Net income (loss)                                           $           12        $         (138)
                                                            ==============        ==============

Weighted average number of common shares outstanding:
   Basic and diluted                                             2,581,814             2,615,752

Net income (loss) per share:
   Basic and diluted                                        $         0.00        $        (0.05)

See notes to condensed consolidated financial statements.

                            GEORGETOWN BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 -----------------------------------------------
                                   (unaudited)

                                                                                 Accumulated
                                                         Additional                  Other         Unearned
                                                Common     Paid-in    Retained   Comprehensive  Compensation-  Treasury
                                                Stock      Capital    Earnings   Income (Loss)      ESOP         Stock       Total
                                               --------  ----------   --------   -------------  -------------  ---------   --------
                                                                                (In thousands)
Balance at June 30, 2007                       $    278   $  11,452   $  7,522     $   (179)     $    (655)   $    (808)   $ 17,610
                                                                                                                           --------

Comprehensive income (loss):
  Net loss                                                                (138)                                                (138)
  Net unrealized gain on securities
    available for sale, net of related
    tax effects of $53,000                                                               88                                      88
                                                                                                                           --------
             Total comprehensive loss                                                                                           (50)
                                                                                                                           --------

Common stock held by ESOP allocated or
  committed to be allocated (2,048 shares)                                  (5)                         21                       16

Treasury stock purchased (23,863 shares)                                                                           (167)       (167)
                                               --------   ---------   --------     --------      ---------    ---------    --------

Balance at September 30, 2007                  $    278   $  11,452   $  7,379     $    (91)     $    (634)   $    (975)   $ 17,409
                                               ========   =========   ========     ========      =========    =========    ========

Balance at June 30, 2008                       $    278   $  11,452   $  6,819     $    (19)     $    (573)   $  (1,184)   $ 16,773


Comprehensive income:
  Net income                                                                12                                                   12
  Net unrealized gain on securities
    available for sale, net of related
    tax effects of $13,000                                                               22                                      22
                                                                                                                           --------
             Total comprehensive income                                                                                          34
                                                                                                                           --------

Common stock held by ESOP allocated or
    committed to be allocated (2,048 shares)                                (8)                         21                       13
                                               --------   ---------   --------     --------      ---------    ---------    --------

Balance at September 30, 2008                  $    278   $  11,452   $  6,823     $      3      $    (552)   $  (1,184)   $ 16,820
                                               ========   =========   ========     ========      =========    =========    ========

See notes to condensed consolidated financial statements.

                            GEORGETOWN BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           ---------------------------

                                   (unaudited)

                                                                                           Three Months Ended
                                                                                               September 30,
                                                                                          2008                2007
                                                                                       -----------        -----------
                                                                                               (In thousands)
Cash flows from operating activities:
Net income (loss)                                                                      $        12        $      (138)
    Adjustments to reconcile net income (loss) to net cash
        used by operating activities:
            Provision for loan losses                                                           87                  1
            Accretion of securities, net                                                        (7)                (9)
            Accretion of deferred loan costs, net                                              (22)                (7)
            Depreciation and amortization expense                                               95                115
            Increase  in accrued interest receivable                                           (36)                (7)
            Loss (income) from bank-owned life insurance                                        14                (16)
            ESOP compensation expense                                                           13                 16
            Increase in accrual for supplemental retirement agreement liability                 26                  8
            Net change in other assets and liabilities                                        (208)              (118)
                                                                                       -----------        -----------
                  Net cash used by operating activities                                        (26)              (155)
                                                                                       -----------        -----------

Cash flows from investing activities:
    Activity in available-for-sale securities:
         Maturities, prepayments and calls                                                   1,409              1,924
         Purchases                                                                              --             (2,006)
    Activity in held-to-maturity securities:
         Maturities, prepayments and calls                                                     335                879
    Purchase of Federal Home Loan Bank stock                                                  (103)                --
    Loan principal originations, net                                                        (6,795)            (3,191)
    Purchase of premises and equipment                                                         (51)               (61)
                                                                                       -----------        -----------
                 Net cash used by investing activities                                      (5,205)            (2,455)
                                                                                       -----------        -----------
                                (continued)

See notes to condensed consolidated financial statements.

                            GEORGETOWN BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           ---------------------------

                                   (unaudited)
                                   (concluded)

                                                                  Three Months Ended
                                                                     September 30,
                                                                2008               2007
                                                            -----------        -----------
                                                                     (In thousands)
Cash flows from financing activities:
    Net increase in deposits                                      7,470              1,809
    Net increase in securities sold under agreements
      to repurchase                                                  73                 58
    Net change in borrowings with maturities of three
      months or less                                             (9,025)              (450)
    Proceeds of Federal Home Loan Bank advances
      with maturities greater than three months                  14,000              2,000
    Repayments of Federal Home Loan Bank advances
      with maturities greater than three months                  (6,263)            (1,013)
    Treasury stock purchased                                         --               (167)
    Net change in mortgagors' escrow accounts                        42                 35
                                                            -----------        -----------
         Net cash provided by financing activities                6,297              2,272

Net change in cash and cash equivalents                           1,066               (338)

Cash and cash equivalents at beginning of year                    5,455              5,603
                                                            -----------        -----------

Cash and cash equivalents at end of year                    $     6,521        $     5,265
                                                            ===========        ===========

Supplementary information:
    Interest paid on deposit accounts                       $       565        $       730
    Interest paid on Federal Home Loan Bank advances                592                600
    Interest paid on securities sold under agreement
      to repurchase                                                   1                  2
    Income taxes paid                                                 3                  4

See notes to condensed consolidated financial statements.

                            GEORGETOWN BANCORP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      (1)   Basis of Presentation

      The accompanying unaudited financial statements of Georgetown Bancorp, Inc. (the "Company") were prepared in accordance with instructions for Form 10-Q and with Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three-month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for future periods, including the entire fiscal year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the 2008 Consolidated Financial Statements presented in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on September 29, 2008. The consolidated financial statements include the accounts of Georgetown Savings Bank (the "Bank") and its wholly owned subsidiary, Georgetown Securities Corporation, which engages in the buying, selling and holding of securities. All significant inter-company balances and transactions have been eliminated in consolidation.

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

      (3)   Net Income (Loss) Per Common Share

      Basic and diluted net income (loss) per common share (EPS) represents the loss or income to common stockholders divided by the weighted average number of common shares outstanding. Employee stock ownership plan (ESOP) shares, which are allocated or committed to be released, are considered outstanding for basic and diluted EPS.

                                                                    Three Months Ended
                                                                       September 30,
                                                                   2008              2007
                                                               -----------        -----------
      Net income (loss) available to common stockholders       $    12,000        $  (138,000)
                                                               ===========        ===========

      Basic common shares:
      Weighted average shares outstanding                        2,638,387          2,681,788
      Weighted average unallocated ESOP shares                     (56,573)           (66,036)
                                                               -----------        -----------
      Basic weighted average shares outstanding                  2,581,814          2,615,752

      Dilutive potential common shares                                  --                 --
                                                               -----------        -----------

      Diluted weighted average shares outstanding                2,581,814          2,615,752
                                                               ===========        ===========

      Basic and diluted EPS                                    $      0.00        $     (0.05)
                                                               ===========        ===========

      (4)   Mutual Holding Company Reorganization and Minority Stock Issuance

      In conjunction with its reorganization into the mutual holding company structure, on January 5, 2005, the Bank (i) converted to a stock savings bank as the successor to the Bank in its mutual form; (ii) organized the Company as a federally-chartered corporation that owns 100% of the common stock of the Bank
(in stock form); and (iii) organized Georgetown Bancorp, MHC as a federally-chartered mutual holding company that owned 57.9% of the Common Stock of the Company as of September 30, 2008.

      (5)   Impact of Recent Accounting Pronouncements

      In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. This Statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for the Company's 2009 fiscal year and is not expected to have a material impact on the Company's consolidated financial statements.

      In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, which changes the disclosure requirements for derivative instruments and hedging activities. This Statement is intended to enhance the current disclosure framework in Statement 133. The Statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This Statement is effective for the Company's consolidated financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and is not expected to have a material impact on the Company's consolidated financial statements.

      (6)   Fair Value Measurements

      Effective July 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157 (SFAS 157), Fair Value Measurements, which provides a framework for measuring fair value under generally accepted accounting principles. At the same time, the Company also adopted SFAS No. 159 (SFAS 159), The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115. SFAS 159 allows an entity the irrevocable option to elect fair value treatment for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by contract basis. The Company did not elect fair value treatment for any financial assets or liabilities upon adoption.

      In October, 2008, the FASB issued FASB Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (FSP 157-3). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective immediately upon issuance, and includes prior periods for which financial statements have not been issued. The Company applied the guidance contained in FSP 157-3 in determining fair values at September 30, 2008, and it did not have a material impact on the consolidated financial statements.

      In accordance with SFAS 157, the Company groups its financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value as follows:

      Level l - Quoted prices in active markets for identical assets or liabilities. Level l assets and liabilities include debt and equity securities that are traded in an active exchange. Market valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

      Level 2 - Observable inputs other than Level l prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. For example, Level 2 assets and liabilities may include debt securities with quoted prices that are traded less frequently than exchange-traded instruments or mortgage loans held for sale, for which the fair value is based on what the securitization market is currently offering for mortgage loans with similar characteristics.

      Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Leve1 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category generally includes certain private equity investments, residential mortgage servicing rights, and long-term derivative contracts.

      The Company's assets measured at fair value are grouped in the Level 2 category because the valuation technique used is from quoted prices for similar assets that are traded less frequently than exchange-traded instruments. There are no liabilities measured at fair value.

      Assets measured at fair value on a recurring basis at September 30, 2008 are summarized below.

                                                                                 Assets
                                        Level 1     Level 2      Level 3    at Fair Value
                                        -------     -------      -------    -------------
                                                        (In Thousands)
      Securities available for sale    $     --     $ 11,333    $      --    $    11,333
                                       -------------------------------------------------
      Total assets                     $     --     $ 11,333    $      --    $    11,333
                                       =================================================

      (7)   Subsequent Events

      On October 27, 2008 the board of directors of the Company approved the filing of an application under the United States Treasury's Capital Purchase Program, which is part of the United States Treasury's Emergency Economic Stabilization Act of 2008. It is anticipated that the application will request $4.1 million in senior preferred stock and will require that the Company issue common stock warrants representing 15% of the ultimate amount of senior preferred stock issued. While the Company and the Bank are both well-capitalized, participation in the program might enhance the Company's flexibility in meeting future capital needs that may arise. The Company has not made a final determination as to participation in the program.

      In connection with its regular examination of the Bank, the OTS requested and the Bank's board of directors agreed to on October 27, 2008 the following voluntary constraints on the Bank's 2009 leveraged growth strategy:

      o     the Bank will  maintain a Tier one (core)  capital ratio of at least
            7.1%;

      o in the event the Tier one (core) capital ratio decreases below 7.5%, the ratio of "high-risk" loans to Tier one (core) capital would not exceed 350%; the ratio of classified assets to Tier one (core) capital (plus the allowance for loan losses) would not exceed 15%; and the ratio of nonperforming assets to total assets would not exceed 1.5%.

      The Bank currently satisfies each of these standards. Moreover, the Bank does not expect any of these standards to materially impair its execution of its business plan. The OTS has agreed to revisit these voluntary constraints from time to time.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      This document may contain certain forward-looking statements, such as statements of the Company's or the Bank's plans, objectives, expectations, estimates and intentions. Forward-looking statements may be identified by the use of words such as "expects", "subject", and "believe", "will", "intends", "will be" or "would". These statements are subject to change based on various important factors (some of which are beyond the Company's or the Bank's control) and actual results may differ materially. Accordingly, readers should not place undue reliance on any forward-looking statements, which reflect management's analysis of factors only as of the date of which they are given. These factors include general economic conditions, trends in interest rates, the ability of our borrowers to repay their loans, the ability of the Company or the Bank to effectively manage its growth, and results of regulatory examinations, among other factors. The foregoing list of important factors is not exclusive. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including Current Reports on Form 8-K.

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

      Our financial performance for the three months ended September 30, 2008 continued to improve, as the Company returned to profitability during the quarter. Our improved financial performance was driven by an expanding net interest margin, primarily due to originations of higher-yielding commercial loans. Funding for these loans was entirely provided by increases in retail deposits, as our North Andover office achieved profitability during the quarter. The asset quality of our loan portfolio improved during the quarter. Additionally, the Company was never involved in the business of sub-prime lending and has no financial exposure to equity investments in Fannie Mae, Freddie Mac or any equity investment or corporate debt of the recently failed Wall Street investment banks.

Comparison of Financial Condition at September 30, 2008 and June 30, 2008

      Total assets increased by $6.2 million, or 3.4%, to $190.9 million at September 30, 2008, from $184.7 million at June 30, 2008. The increase in total assets resulted primarily from increases in net loans receivable and cash and cash equivalents, partially offset by decreases in investment securities. Net loans receivable increased $6.7 million, or 4.5%, to $155.6 million at September 30, 2008, from $148.9 million at June 30, 2008, primarily due to a $2.9 million, or 12.7% increase in commercial real estate loans, a $1.6 million, or 1.8% increase in residential mortgage loans, a $1.3 million, or 10.9% increase in home equity loans and a $795,000, or 4.1% increase in commercial construction loans. Cash and cash equivalents increased $1.1 million, or 19.5%, primarily related to normal operating fluctuations. Total investment securities decreased $1.7 million, or 9.0%, to $17.3 million at September 30, 2008, from $19.0 million at June 30, 2008, which reflected the use of investment cash flows to fund loan demand. At September 30, 2008 investment securities were comprised of government- sponsored enterprises' debt obligations, mortgage-backed securities, all of which are guaranteed by United States Government agencies or government-sponsored enterprises and FHLB stock. Our investment securities impairment considerations generally arise from fluctuations in market interest rates. Total earning assets increased $5.1 million, or 2.9%, to $180.1 million at September 30, 2008, from $175.0 million at June 30, 2008.

      Non-performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. Delinquent loans that are 90 days or more past due are generally considered non-performing assets.
                                                At September 30,    At June 30,
                                                ----------------    -----------
                                                      2008              2008
                                                ----------------    -----------
                                                     (Dollars in thousands)
Non-accrual loans:
     One-to-four family                            $      519        $      508
     Residential construction                              66                --
     Home equity loans and lines of credit                 50                47
     Multi-family and commercial real estate               --                --
     Commercial construction                              612               612
     Commercial                                            --                --
     Consumer                                              --                --
                                                   ----------        ----------
     Total non-accrual loans                            1,247             1,167

Restructured loans                                         --               219
                                                   ----------        ----------

     Total non-performing loans                         1,247             1,386

Real estate owned                                          57                --
                                                   ----------        ----------

     Total non-performing assets                   $    1,304        $    1,386
                                                   ==========        ==========

Ratios:
     Non-performing loans to total loans                 0.79%             0.92%
     Non-performing assets to total assets               0.68%             0.75%

      Nonperforming assets decreased $82,000 to $1.3 million at September 30, 2008 compared to $1.4 million at June 30, 2008. These balances represented .68% of total assets at September 30, 2008 and .75% of total assets at June 30, 2008. At September 30, 2008, there were two restructured loans totaling $268,000 that were included in the non-accrual loan total. The allowance for loan losses was $1.3 million at September 30, 2008 and $1.2 million at June 30, 2008. The allowance represented 0.83% of total loans at September 30, 2008 and 0.81% of total loans at June 30, 2008, primarily as a result of a growth in loans with a higher degree of risk. At these levels, the allowance for loan losses as a percentage of nonperforming loans was 104.17% at September 30, 2008 and 87.45% at June 30, 2008.

      Total deposits increased by $7.5 million, or 7.0%, to $113.8 million at September 30, 2008, from $106.3 million at June 30, 2008. The increase in deposits was primarily due to increases in certificates of deposit, money market accounts and demand deposit accounts, partially offset by decreases in NOW checking accounts and savings accounts. Certificates of deposit increased $7.3 million, or 19.4% and money market accounts increased $1.5 million, or 4.5%, reflecting promotional efforts, while demand deposit accounts increased $270,000, or 1.9%, offset by decreases in NOW checking accounts of $982,000, or 9.8% and decreases in savings accounts of $660,000, or 6.3%. Total borrowings from the Federal Home Loan Bank (FHLB) decreased $1.3 million, or 2.2%, as deposit increases were used to pay off maturing borrowings.

      Total stockholders' equity increased $47,000 or 0.3% to $16.8 million at September 30, 2008, primarily due to an increase in accumulated other comprehensive income of $22,000, net income of $12,000 for the three months ended September 30, 2008, as well as a net $12,000 decrease in unearned compensation associated with the Company's employee stock ownership plan. The accumulated other comprehensive loss at June 30, 2008 of $19,000 decreased $22,000 to $3,000 of accumulated other comprehensive income at September 30, 2008, reflecting $5,000 in net unrealized gains on securities available for sale at September 30, 2008. The net unrealized gains on securities available for sale were attributable to changes in market interest rates.

Comparison of Operating Results for the Three Months Ended September 30, 2008 and 2007

      General. Net income for the three months ended September 30, 2008 was $12,000, or $.00 per basic and diluted share, compared to a net loss of $138,000, or $.05 per basic and diluted share for the three months ended September 30, 2007. The increase in net income was primarily due to an increase in net interest income, partially offset by an increase in our provision for loan losses, an increase in non-interest expense and a decrease in non-interest income.

      Interest Income. Interest income increased by $262,000, or 11.5%, to $2.5 million for the three months ended September 30, 2008. The increase resulted primarily from an increase of $336,000, or 17.0%, in interest income on loans receivable, partially offset by a decrease in interest and dividend income on securities of $63,000, or 22.0% and a decrease in interest income on short-term investments of $11,000, or 69.8%.

      Interest income on loans receivable increased $336,000, or 17.0%, to $2.3 million for the three months ended September 30, 2008, from $2.0 million for the three months ended September 30, 2007. The increase was due to an increase in the average balance of loans receivable of $23.5 million, or 18.2%, to $152.7 million for the three months ended September 30, 2008, from $129.2 million for the three months ended September 30, 2007, partially offset by a decrease in average loan yields of 6 basis points to 6.06% for the three months ended September 30, 2008, from 6.12% for the three months ended September 30, 2007.

      Interest and dividend income on investment securities decreased $63,000, or 22.0% for the three months ended September 30, 2008 compared to the same period in 2007. The decrease in interest income was due to a decrease in the average balance of investment securities of $2.5 million, or 10.7%, to $20.9 million for the three months ended September 30, 2008, from $23.4 million for the three months ended September 30, 2007 and by a decrease in average investment yields of 62 basis points to 4.28% for the three months ended September 30, 2008, from 4.90% for the three months ended September 30, 2007.

      Interest income on short-term investments decreased $11,000, or 69.8% for the three months ended September 30, 2008 compared to the same period in 2007. The decrease in interest income was due to a decrease in average short-term investment yields of 340 basis points to 1.88% for the three months ended September 30, 2008, from 5.28% for the three months ended September 30, 2007 and by a decrease in the average balance of short-term investment securities of $145,000, or 11.9%, to $1.1 million for the three months ended September 30, 2008, from $1.2 million for the three months ended September 30, 2007.

      Interest Expense. Interest expense decreased $146,000, or 11.1%, to $1.2 million for the three months ended September 30, 2008, from $1.3 million for the three months ended September 30, 2007. The decrease in interest expense was primarily due to a 87 basis point decrease in the average cost of interest-bearing liabilities to 3.06% for the three months ended September 30, 2008, from 3.93% for the same period in 2007, partially offset by an increase in the average balance of interest-bearing liabilities of $19.0 million, or 14.2%, to $152.9 million for the three months ended September 30, 2008, from $133.9 million for the same period in 2007.

      Interest expense on interest-bearing deposits decreased $168,000, or 23.0%, to $563,000 for the three months ended September 30, 2008, from $731,000 for the same period in 2007. The decrease was primarily due to a 99 basis point decrease in the average cost of interest-bearing deposits to 2.42% for the three months ended September 30, 2008, from 3.41% for the same period in 2007, partially offset by an increase in the average balance of interest-bearing deposits of $7.2 million, or 8.4%, to $93.0 million for the three months ended September 30, 2008 from $85.8 million for the same period in 2007. Additionally, interest expense on FHLB short-term and long-term advances increased $23,000, or 3.9%, to $604,000 for the three months ended September 30, 2008, from $581,000 for the same period in 2007. The increase was primarily due to an increase in the average balance of FHLB short-term and long-term advances of $12.0 million, or 25.3%, to $59.2 million for the three months ended September 30, 2008 from $47.3 million for the same period in 2007, partially offset by a 84 basis point decrease in the average cost of FHLB short-term and long-term advances to 4.08% for the three months ended September 30, 2008, from 4.92% for the same period in 2007.

      Net Interest Income. Net interest income increased $408,000, or 42.4%, to $1.4 million for the three months ended September 30, 2008, from $964,000 for the same period in 2007. The increase in net interest income was primarily the result of a 63 basis point increase in net interest margin to 3.14% for the three months ended September 30, 2008, from 2.51% for the same period ended 2007 and by the $1.8 million, or 9.2%, increase in net average interest-earning assets to $21.8 million for the three months ended September 30, 2008, from $19.9 million for the same period in 2007.

      Provision for Loan Losses. The provision for loan losses for the three months ended September 30, 2008 was $87,000, compared to $1,000 for the three months ended September 30, 2007, reflecting the increased risk in the loan portfolio resulting from the increase in commercial loans as a percentage of total loans. Loan charge-offs were $1,000 and equaled loan recoveries for the three months ended September 30, 2008, as compared to net loan recoveries of $31,000 for the same period in 2007.

      Non-interest Income. Non-interest income decreased $14,000, or 8.2%, to $158,000 for the three months ended September 30, 2008, from $172,000 for the same period in 2007. The decrease in non-interest income was primarily due to an adjustment of the cash surrender value of variable bank-owned life insurance
(BOLI), partially offset by increases in customer service fees. For the three months ended September 30, 2008, the net expense from BOLI was $14,000, as compared to $16,000 of income for the same period in 2007. Customer service fees increased $12,000, or 7.6% to $160,000 for the three months ended September 30, 2008, from $148,000 for the same period in 2007, primarily due to ATM service charges.

      Non-interest Expense. Non-interest expense increased $58,000, or 4.3%, to $1.4 million for the three months ended September 30, 2008, from $1.3 million for the same period in 2007. The increase in non-interest expense was primarily due to an increase in salaries and benefits and data processing expense, partially offset by a decrease in occupancy and equipment expense and professional fees. Salary and benefits expense increased $79,000, or 11.2%, primarily due to $32,000 of costs associated with supplemental retirement agreements, which were restructured in June 2008, $19,000 of costs associated with one additional employee and a $10,000 increase in costs related to the Company's incentive plan. Occupancy expense decreased $17,000, or 8.5%, to $193,000 for the three months ended September 30, 2008, from $210,000 for the same period in 2007, primarily due to a reduction of equipment depreciation related to the Company's main office. Data processing expense increased $6,000, or 7.5%, to $89,000 for the three months ended September 30, 2008, from $83,000 for the same period in 2007. Professional fees decreased $12,000, or 15.1%, to $70,000 for the three months ended September 30, 2008, primarily due to a decrease in consulting fees. Advertising expense increased $1,000 or 3.0% to $61,000 for the three months ended September 30, 2008. Other general and administrative expenses increased $1,000, or 0.7%, to $207,000 for the three months ended September 30, 2008. Management is expecting to incur a significant increase in deposit insurance costs, which is anticipated to be effective January 1, 2009, as a result of the Federal Deposit Insurance
Company's (FDIC) efforts to replenish its deposit insurance fund, which was depleted due to losses from several large troubled financial institutions and not related to our Company's activities.

      Income Taxes. The income before income taxes of $38,000 for the three months ended September 30, 2008 resulted in an income tax provision of $26,000 for the three months ended September 30, 2008, as compared to the loss before income taxes of $212,000 and income tax benefit of $74,000 for the three months ended September 30, 2007. The $26,000 provision for income taxes for the three months ended September 30, 2008 included $13,000 in additional state income tax provision, reflecting the one-time impact of a Massachusetts bill, "An Act Relative to Tax Fairness and Business Competitiveness", which was signed into law on July 3, 2008. The effective tax rates for the three months ended September 30, 2008 and 2007 were 68.2% and 34.9%, respectively.

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

                                                                                 Three Months Ended September 30,
                                            At September 30,    -------------------------------------------------------------------
                                                  2008                        2008                              2007
                                        ----------------------  -------------------------------   ---------------------------------
                                                      Weighted    Average                           Average
                                        Outstanding   Average   Outstanding              Yield/   Outstanding                Yield/
                                          Balance       Rate      Balance    Interest     Rate      Balance    Interest       Rate
                                        -----------   --------  -----------  --------    ------   -----------  --------      ------
                                                                          (Dollars in thousands)
Interest-earning assets:
Loans                                     $156,938      6.01%    $152,719    $  2,312      6.06%    $129,240    $  1,976      6.12%
Investment securities (1)                   20,386      4.15%      20,855         223      4.28%      23,355         286      4.90%
Short-term investments                       2,784      1.09%       1,066           5      1.88%       1,211          16      5.28%
                                          --------               --------    --------               --------    --------
     Total interest-earning assets         180,108      5.72%     174,640       2,540      5.82%     153,806       2,278      5.92%
Non-interest-earning assets                 10,839                 10,227          --                  9,797          --
                                          --------               --------    --------               --------    --------
Total assets                              $190,947               $184,867    $  2,540               $163,603    $  2,278
                                          ========               ========    ========               ========    ========

Interest-bearing liabilities:
Savings deposits                          $  9,838      0.12%    $ 10,200           3      0.12%    $ 11,500           9      0.31%
NOW accounts                                 9,075      0.14%       9,024           3      0.13%       9,421          38      1.61%
Money market accounts                       35,042      2.52%      34,786         211      2.43%      24,229         229      3.78%
Certificates of deposit                     45,037      3.50%      38,972         346      3.55%      40,611         455      4.48%
                                          --------               --------    --------               --------    --------
Total interest-bearing deposits             98,992      2.51%      92,982         563      2.42%      85,761         731      3.41%
FHLB advances                               58,033      4.02%      59,246         604      4.08%      47,267         581      4.92%
Repurchase agreements                          625      0.50%         656           1      0.61%         853           2      0.94%
                                          --------               --------    --------               --------    --------
    Total interest-bearing liabilities     157,650      3.06%     152,884       1,168      3.06%     133,881       1,314      3.93%
Non-interest-bearing liabilities:
Demand deposits                             14,770                 13,622                             11,282
Other non-interest-bearing liabilities       1,707                  1,366                                724
                                          --------               --------                           --------
Total liabilities                          174,127                167,872                            145,887
Stockholders' equity                        16,820                 16,995                             17,716
                                          --------               --------                           --------
     Total liabilities and equity         $190,947               $184,867                           $163,603
                                          ========               ========                           ========

Net interest income                                                          $  1,372                           $    964
                                                                             ========                           ========
Net interest rate spread (2)                            2.66%                              2.76%                              1.99%
Net interest-earning assets (3)           $ 22,458               $ 21,756                           $ 19,925
                                          ========               ========                           ========
Net interest margin (4)                                                                    3.14%                              2.51%
Average of interest-earning
     assets to interest-bearing
      liabilitities                                   114.25%                            114.23%                            114.88%

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

                                                Three Months Ended September 30,
                                                           2008 vs. 2007
                                          -------------------------------------------
                                           Increase (Decrease) Due to
                                          ---------------------------
                                            Volume            Rate             Net
                                          -----------     -----------     -----------
                                                        (In thousands)
Interest-earning assets:
Loans                                     $       359     $       (23)    $       336
Investment securities                             (31)            (32)            (63)
Short-term investments                             (2)             (9)            (11)
                                          -----------     -----------     -----------

     Total interest-earning assets                326             (64)            262
                                          -----------     -----------     -----------

Interest-bearing liabilities:
Savings deposits                                   (1)             (5)             (6)
NOW accounts                                       (2)            (33)            (35)
Money market accounts                             100            (118)            (18)
Certificates of deposit                           (18)            (91)           (109)
                                          -----------     -----------     -----------
Total interest-bearing deposits                    79            (247)           (168)
FHLB advances                                     147            (124)             23
Repurchase agreements                              --              (1)             (1)
                                          -----------     -----------     -----------
    Total interest-bearing liabilities            226            (372)           (146)
                                          -----------     -----------     -----------

Change in net interest income             $       100     $       308     $       408
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

      Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2008, cash and cash equivalents totaled $6.5 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $11.3 million at September 30, 2008. Our policies also allow for access to the wholesale funds market for up to 50.0% of total assets, or $95.5 million. At September 30, 2008, we had $58.0 million in FHLB advances outstanding, allowing the Company access to an additional $37.5 million in wholesale funds based on policy guidelines.

      At September 30, 2008, we had $4.2 million in loan commitments outstanding. In addition to commitments to originate loans, we had $19.0 million in unadvanced funds to borrowers. Certificates of deposit due within one year of September 30, 2008 totaled $12.9 million, or 11.3% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit or other wholesale funding options. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2008. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

      We have no material commitments or demands that are likely to affect our liquidity other than set forth below. In the event loan demand were to increase at a pace greater than expected, or any unforeseen demand or commitment were to occur, we would access our borrowing capacity with the FHLB and other wholesale market sources.

      Our primary investing activities are the origination of loans and the purchase of securities. During the three months ended September 30, 2008, we originated $15.3 million of loans.

      Financing activities consist primarily of activity in deposit accounts and FHLB borrowings and advances. We experienced a net increase in total deposits of $7.5 million for the three months ended September 30, 2008. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive.

      FHLB borrowings and advances reflected a net decrease of $1.3 million during the three months ended September 30, 2008. FHLB borrowings and advances have primarily been used to fund loan demand and purchase securities.

      The Bank is subject to various regulatory capital requirements including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2008, the Bank exceeded all of its regulatory capital requirements and is considered "well capitalized" under regulatory guidelines.

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

      For the three months ended September 30, 2008, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

      Not applicable

Item 4T. Controls and Procedures

      Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure (1) that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms; and
(2) that they are alerted in a timely manner about material information relating to the Company required to be filed in its periodic SEC filings.

      There has been no change in the Company's internal control over financial reporting during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

            Not applicable

Item 1A. Risk Factors

            Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

           (a)    Not applicable

           (b)    Not applicable

           (c) The Company did not repurchase any shares during the quarter ended September 30, 2008.

Item 3. Defaults Upon Senior Securities

            Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

            Not applicable

Item 5. Other Information

            (a)   Not applicable

            (b) There were no material changes to the procedures by which security holders may recommend nominees to the Company's board of directors during the period covered by this Form 10Q.

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

                                        GEORGETOWN BANCORP, INC.
                                             (Registrant)


Date: November 11, 2008                 /s/ Robert E. Balletto
                                        -------------------------------------
                                        Robert E. Balletto
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)


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