Form 10-Q
period 2008-12-31
Georgetown Bancorp, Inc.
filed 2009-02-17
CIK 1302709

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 2008

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

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

      Large accelerated filer  [ ]             Accelerated filer         [ ]
      Non-accelerated filer    [ ]             Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of the registrant's common stock, as of the latest practicable date: Common Stock, $0.10 par value, 2,638,387 shares outstanding as of February 7, 2009.

                                    Form 10-Q
                            GEORGETOWN BANCORP, INC.
                                Table of Contents

                                                                           Page
                                                                           ----
Part I.  Financial Information
         ---------------------

Item 1:  Financial Statements (Unaudited)

         Consolidated Statements of Financial Condition at December
         31, 2008 and June 30, 2008                                           1

         Consolidated Statements of Operations for the Three and Six
         Months Ended December 31, 2008 and 2007                              2

         Consolidated Statements of Changes in Stockholders' Equity
         for the Six Months Ended December 31, 2008 and 2007                  3

         Consolidated Statements of Cash Flows for the Six Months
         Ended December 31, 2008 and 2007                                     4

         Notes to Condensed Consolidated Financial Statements                 6

Item 2:  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            8

Item 3:  Quantitative and Qualitative Disclosure About Market Risk           17

Item 4T: Controls and Procedures                                             17

Part II. Other Information
         -----------------

Item 1:  Legal Proceedings                                                   18
Item 1A: Risk Factors                                                        18
Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds         18
Item 3:  Defaults upon Senior Securities                                     18
Item 4:  Submission of Matters to a Vote of Security Holders                 18
Item 5:  Other Information                                                   18
Item 6:  Exhibits                                                            18

SIGNATURES                                                                   19

PART I--FINANCIAL INFORMATION

ITEM 1. Financial Statements

                            GEORGETOWN BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      ------------------------------------
                                   (unaudited)

                                                                  At            At
                                                             December 31,    June 30,
                                                                 2008          2008
                                                             ------------   ----------
                                                                   (In thousands)
                                     ASSETS

Cash and due from banks                                      $      6,778   $   2,532
Short-term investments                                                664        2,923
                                                             ------------   ----------
      Total cash and cash equivalents                               7,442        5,455

Securities available for sale, at fair value                       12,171       12,703
Securities held to maturity, at amortized cost                      5,693        6,274
Federal Home Loan Bank stock, at cost                               3,111        3,008
Loans, net of allowance for loan losses of $1,385,000 at
   December 31, 2008 and $1,212,000 at June 30, 2008              165,767      148,909
Premises and equipment, net                                         4,338        4,458
Accrued interest receivable                                           737          674
Bank-owned life insurance                                           2,401        2,406
Other assets                                                          879          854
                                                             ------------   ----------

      Total assets                                           $    202,539   $  184,741
                                                             ============   ==========

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                     $    130,714   $  106,292
Short-term Federal Home Loan Bank advances                          4,500       14,000
Long-term Federal Home Loan Bank advances                          47,945       45,321
Securities sold under agreements to repurchase                        488          552
Mortgagors' escrow accounts                                           394          361
Accrued expenses and other liabilities                              1,414        1,442
                                                             ------------   ----------
      Total liabilities                                           185,455      167,968
                                                             ------------   ----------

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.10 par value per share: 1,000,000
   shares authorized; none outstanding                                 --           --
Common Stock, $0.10 par value per share: 10,000,000 shares
   authorized; 2,777,250 shares issued                                278          278
Additional paid-in capital                                         11,452       11,452
Retained earnings                                                   6,920        6,819
Accumulated other comprehensive income (loss)                         150          (19)
Unearned compensation - ESOP (53,174 and 57,271 shares
   unallocated at December 31, 2008 and June 30, 2008,
   respectively)                                                     (532)        (573)
Treasury stock, at cost (138,863 shares at December 31,
   2008 and June 30, 2008)                                         (1,184)      (1,184)
                                                             ------------   ----------
      Total stockholders' equity                                   17,084       16,773
                                                             ------------   ----------

      Total liabilities and stockholders' equity             $    202,539   $  184,741
                                                             ============   ==========

See notes to condensed consolidated financial statements.

                            GEORGETOWN BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         -----------------------------
                                   (unaudited)

                                                            Three Months Ended              Six Months Ended
                                                               December 31,                   December 31,
                                                            2008           2007           2008           2007
                                                        ------------   ------------   ------------   ------------
                                                                         (In thousands, except share data)
Interest and dividend income:
   Loans, including fees                                $      2,451   $      2,086   $      4,763   $      4,062
   Securities                                                    222            279            445            565
   Short-term investments                                          1              9              6             25
                                                        ------------   ------------   ------------   ------------
      Total interest and dividend income                       2,674          2,374          5,214          4,652
                                                        ------------   ------------   ------------   ------------

Interest expense:
   Deposits                                                      653            743          1,216          1,474
   Short-term Federal Home Loan Bank advances                     30            136            106            249
   Long-term Federal Home Loan Bank advances                     520            478          1,048            946
   Securities sold under agreements to repurchase                  1              2              2              4
                                                        ------------   ------------   ------------   ------------
      Total interest expense                                   1,204          1,359          2,372          2,673
                                                        ------------   ------------   ------------   ------------

Net interest income                                            1,470          1,015          2,842          1,979
Provision for loan losses                                         91              2            178              3
                                                        ------------   ------------   ------------   ------------
Net interest income, after provision for loan losses           1,379          1,013          2,664          1,976
                                                        ------------   ------------   ------------   ------------

Non-interest income:
   Customer service fees                                         171            173            331            321
   Income (loss) from bank-owned life insurance                    9              7             (5)            23
   Other                                                          17              9             29             17
                                                        ------------   ------------   ------------   ------------
      Total non-interest income                                  197            189            355            361
                                                        ------------   ------------   ------------   ------------

Non-interest expenses:
   Salaries and employee benefits                                788            709          1,573          1,415
   Occupancy and equipment expenses                              198            220            390            430
   Data processing expenses                                       91             90            180            173
   Professional fees                                              81             80            151            162
   Advertising expense                                            53             37            115             97
   Other general and administrative expenses                     205            201            412            407
                                                        ------------   ------------   ------------   ------------
      Total non-interest expenses                              1,416          1,337          2,821          2,684
                                                        ------------   ------------   ------------   ------------

Income (loss) before income taxes                                160           (135)           198           (347)

Income tax provision (benefit)                                    53            (46)            79           (120)
                                                        ------------   ------------   ------------   ------------

Net income (loss)                                       $        107   $        (89)  $        119   $       (227)
                                                        ============   ============   ============   ============

Weighted average number of common shares outstanding:
   Basic and diluted                                       2,583,869      2,598,640      2,582,842      2,607,196

Net income (loss) per share:
   Basic and diluted                                    $       0.04   $      (0.03)  $       0.05   $      (0.08)

See notes to condensed consolidated financial statements.

                            GEORGETOWN BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                       -----------------------------------
                                   (unaudited)

                                                                              Accumulated
                                                     Additional                  Other          Unearned
                                                      Paid-in     Retained   Comprehensive   Compensation-   Treasury
                                      Common Stock    Capital     Earnings   Income (Loss)       ESOP          Stock     Total
                                      ------------   ----------   --------   -------------   -------------   --------   --------
                                                                           (In thousands)
Balance at June 30, 2007              $        278   $   11,452   $  7,522   $        (179)  $        (655)  $   (808)  $ 17,610
                                                                                                                        --------

Comprehensive loss:
   Net loss                                                           (227)                                                 (227)
   Net unrealized gain on
      securities available for
      sale, net of related tax
      effects of $116,000                                                              195                                   195
                                                                                                                        --------
         Total comprehensive loss                                                                                            (32)
                                                                                                                        --------

Common stock held by ESOP allocated
   or committed to be allocated
   (4,096 shares)                                                      (11)                             41                    30

Treasury stock purchased (43,063
   shares)                                                                                                       (303)      (303)
                                      ------------   ----------   --------   -------------   -------------   --------   --------

Balance at December 31, 2007          $        278   $   11,452   $  7,284   $          16   $        (614)  $ (1,111)  $ 17,305
                                      ============   ==========   ========   =============   =============   ========   ========

Balance at June 30, 2008              $        278   $   11,452   $  6,819   $         (19)  $        (573)  $ (1,184)  $ 16,773
                                                                                                                        --------

Comprehensive income:
   Net income                                                          119                                                   119
   Net unrealized gain on
      securities available for
      sale, net of related tax
      effects of $101,000                                                              169                                   169
                                                                                                                        --------
         Total comprehensive income                                                                                          288
                                                                                                                        --------

Common stock held by ESOP allocated
   or committed to be allocated
   (4,097 shares)                                                      (18)                             41                    23
                                      ------------   ----------   --------   -------------   -------------   --------   --------

Balance at December 31, 2008          $        278   $   11,452   $  6,920   $         150   $        (532)  $ (1,184)  $ 17,084
                                      ============   ==========   ========   =============   =============   ========   ========

See notes to condensed consolidated financial statements.

                            GEORGETOWN BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          -----------------------------

                                   (unaudited)

                                                                 Six Months Ended
                                                                   December 31,
                                                                 2008        2007
                                                               ---------   --------
                                                                  (In thousands)
Cash flows from operating activities:
   Net income (loss)                                           $     119   $   (227)
   Adjustments to reconcile net income (loss) to net
      cash used by operating activities:
         Provision for loan losses                                   178          3
         Accretion of securities, net                                (17)       (16)
         Accretion of deferred loan costs, net                       (35)        --
         Depreciation and amortization expense                       189        234
         (Increase) decrease in accrued interest receivable          (63)        14
         Loss (income) from bank-owned life insurance                  5        (23)
         ESOP compensation expense                                    23         30
         Net change in other assets and liabilities                 (154)       (91)
                                                               ---------   --------
            Net cash provided (used) by operating activities         245        (76)
                                                               ---------   --------

Cash flows from investing activities:
   Activity in available-for-sale securities:
         Maturities, prepayments and calls                         1,814      3,324
         Purchases                                                (1,000)    (3,006)
   Activity in held-to-maturity securities:
         Maturities, prepayments and calls                           586      1,179
   Purchase of Federal Home Loan Bank stock                         (103)        --
   Loan principal originations, net                              (17,001)    (7,442)
   Purchase of premises and equipment                                (69)       (80)
                                                               ---------   --------
            Net cash used by investing activities                (15,773)    (6,025)
                                                               ---------   --------

                                   (continued)

See notes to condensed consolidated financial statements.

                            GEORGETOWN BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          -----------------------------

                                   (unaudited)
                                   (concluded)

                                                            Six Months Ended
                                                               December 31,
                                                            2008        2007
                                                          ---------   --------
                                                             (In thousands)
Cash flows from financing activities:
   Net increase in deposits                                  24,422      1,566
   Net decrease in securities sold under agreements
      to repurchase                                             (64)       (86)
   Net change in borrowings with maturities of  three
      months or less                                        (11,000)    (3,100)
   Proceeds of Federal Home Loan Bank advances with
      maturities greater than three months                   15,500      7,000
   Repayments of Federal Home Loan Bank advances with
      maturities greater than three months                  (11,376)    (1,526)
   Treasury stock purchased                                      --       (303)
   Net change in mortgagors' escrow accounts                     33         24
                                                          ---------   --------
         Net cash provided by financing activities           17,515      3,575

Net change in cash and cash equivalents                       1,987     (2,526)

Cash and cash equivalents at beginning of period              5,455      5,603
                                                          ---------   --------

Cash and cash equivalents at end of period                $   7,442   $  3,077
                                                          =========   ========

Supplementary information:
      Interest paid on deposit accounts                   $   1,221   $  1,479
      Interest paid on borrowings                             1,152      1,196
      Income taxes paid                                          27          6

See notes to condensed consolidated financial statements.

                            GEORGETOWN BANCORP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      (1)   Basis of Presentation

      The accompanying unaudited financial statements of Georgetown Bancorp, Inc. (the "Company") were prepared in accordance with instructions for Form 10-Q and with Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three- and six-month periods ended December 31, 2008 are not necessarily indicative of the results that may be expected for future periods, including the entire fiscal year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the 2008 Consolidated Financial Statements presented in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on September 29, 2008. The consolidated financial statements include the accounts of Georgetown Savings Bank (the "Bank") and its wholly owned subsidiary, Georgetown Securities Corporation, which engages in the buying, selling and holding of securities. All significant inter-company balances and transactions have been eliminated in consolidation.

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

                                                               Three Months Ended          Six Months Ended
                                                                  December 31,                December 31,
                                                              2008          2007          2008          2007
                                                           -----------   -----------   -----------   -----------
      Net income (loss) available to common stockholders   $   107,000   $   (89,000)  $   119,000   $  (227,000)
                                                           ===========   ===========   ===========   ===========

      Basic common shares:
      Weighted average shares outstanding                    2,638,387     2,661,350     2,638,387     2,671,569
      Weighted average unallocated ESOP shares                 (54,518)      (62,710)      (55,545)      (64,373)
                                                           -----------   -----------   -----------   -----------
      Basic weighted average shares outstanding              2,583,869     2,598,640     2,582,842     2,607,196

      Dilutive potential common shares                              --            --           --             --
                                                           -----------   -----------   -----------   -----------

      Diluted weighted average shares outstanding            2,583,869     2,598,640     2,582,842     2,607,196
                                                           ===========   ===========   ===========   ===========

      Basic and diluted EPS                                $      0.04   $     (0.03)  $      0.05   $     (0.08)
                                                           ===========   ===========   ===========   ===========

      (4)   Mutual Holding Company Reorganization and Minority Stock Issuance

      In conjunction with its reorganization into the mutual holding company structure, on January 5, 2005, the Bank (i) converted to a stock savings bank as the successor to the Bank in its mutual form; (ii) organized the Company as a federally-chartered corporation that owns 100% of the common stock of the Bank
(in stock form); and (iii) organized Georgetown Bancorp, MHC as a federally-chartered mutual holding company that owned 57.9% of the Common Stock of the Company as of December 31, 2008.

      (5)   Fair Value Measurements

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

      In October, 2008, the FASB issued FASB Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (FSP 157-3). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective immediately upon issuance, and includes prior periods for which financial statements have not been issued. The Company applied the guidance contained in FSP 157-3 in determining fair values at December 31, 2008, and it did not have a material impact on the consolidated financial statements.

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

      Securities measured at fair value in Level 2 are based on pricing models that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads and new issue data. There are no liabilities measured at fair value.

      Assets measured at fair value on a recurring basis at December 31, 2008 are summarized below.

                                                                          Assets
                                      Level 1    Level 2    Level 3   at Fair Value
                                      -------   ---------   -------   -------------
                                                     (In Thousands)
      Securities available for sale   $    --   $  12,171   $   --    $      12,171

                                      ---------------------------------------------
      Total assets                    $    --   $  12,171   $   --    $      12,171
                                      ---------------------------------------------

      Assets measured at fair value on a non-recurring basis at December 31, 2008 are not material.

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

      Our financial performance for the three and six months ended December 31, 2008 continued to improve, as the Company's profitability increased significantly, both on a year over year basis, as well as on a linked quarterly basis. Our improved financial performance continued to be driven by an expanding net interest margin, primarily due to originations of higher-yielding commercial loans, the majority of which are collateralized by multi-family properties. The asset quality of our loan portfolio remained very stable during the quarter. Additionally, the Company was never involved in the business of sub-prime lending and has no financial exposure to equity investments in Fannie Mae, Freddie Mac or any equity investment or corporate debt of the recently failed Wall Street investment banks.

Comparison of Financial Condition at December 31, 2008 and June 30, 2008

      Total assets increased by $17.8 million, or 9.6%, to $202.5 million at December 31, 2008, from $184.7 million at June 30, 2008. The increase in total assets resulted primarily from increases in net loans and cash and cash equivalents, partially offset by decreases in investment securities. Net loans increased $16.9 million, or 11.3%, to $165.8 million at December 31, 2008, from $148.9 million at June 30, 2008, primarily due to a $5.3 million, or 27.1% increase in commercial construction loans, a $4.1 million, or 17.9% increase in commercial real estate loans, a $4.0 million, or 34.5% increase in home equity loans and a $2.2 million, or 2.4% increase in residential mortgage loans. Cash and cash equivalents temporarily increased $2.0 million, or 36.4%, primarily related to deposit inflows associated with a December promotion. Total investment securities decreased $1.0 million, or 4.6%, to $21.0 million at December 31, 2008, from $22.0 million at June 30, 2008, which reflected the use of investment cash flows to fund loan demand. At December 31, 2008 investment securities were comprised of government- sponsored enterprises' debt obligations, mortgage-backed securities, all of which are guaranteed by United States Government agencies or government- sponsored enterprises and FHLB stock. Our investment securities impairment considerations generally arise from fluctuations in market interest rates. At December 31, 2008, no securities were deemed to be other -than-temporarily impaired. Total earning assets increased $13.8 million, or 7.9%, to $188.8 million at December 31, 2008, from $175.0 million at June 30, 2008.

      Non-performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. Delinquent loans that are 90 days or more past due are generally considered non-performing assets.

                                             At December 31,    At June 30,
                                             ---------------   -------------
                                                  2008             2008
                                             ---------------   -------------
                                                 (Dollars in thousands)
Non-accrual loans:
   One-to-four family                        $           218   $         508
   Residential construction                               66              --
   Home equity loans and lines of credit                  49              47
   Multi-family and commercial real estate                --              --
   Commercial construction                                --             612
   Commercial                                             --              --
   Consumer                                               --              --
                                             ---------------   -------------
   Total non-accrual loans                               333           1,167

Restructured loans                                        --             219
                                             ---------------   -------------

   Total non-performing loans                            333           1,386

Real estate owned                                         57              --
                                             ---------------   -------------

   Total non-performing assets               $           390   $       1,386
                                             ===============   =============

Ratios:
   Non-performing loans to total loans                  0.20%           0.92%
   Non-performing assets to total assets                0.19%           0.75%

      Asset quality continued to improve, as nonperforming assets decreased $1.0 million to $390,000 at December 31, 2008 compared to $1.4 million at June 30, 2008, primarily due to loan payoffs. These balances represented .19% of total assets at December 31, 2008 and .75% of total assets at June 30, 2008. At December 31, 2008, there were two restructured loans totaling $267,000 that were included in the non-accrual loan total. The allowance for loan losses was $1.4 million at December 31, 2008 and $1.2 million at June 30, 2008. The allowance represented 0.83% of total loans at December 31, 2008 and 0.81% of total loans at June 30, 2008. The increase was primarily a result of growth in loans with a higher degree of risk. At these levels, the allowance for loan losses as a percentage of nonperforming loans was 415.92% at December 31, 2008 and 87.45% at June 30, 2008.

      Total deposits increased by $24.4 million, or 23.0%, to $130.7 million at December 31, 2008, from $106.3 million at June 30, 2008. The increase in deposits was primarily due to increases in certificates of deposit and money market accounts and partially offset by decreases in demand deposit accounts. Certificates of deposit increased $21.4 million, or 56.7%, including only $400,000 in brokered certificates of deposit and money market accounts increased $4.5 million, or 13.4%. These increases reflected promotional rates advertised in local newspapers. Demand deposit accounts decreased $1.8 million, or 12.7%.

      Total borrowings from the Federal Home Loan Bank (FHLB) decreased $6.9 million, or 11.6%, as deposit increases were used to pay off maturing borrowings.

      Total stockholders' equity increased $311,000, or 1.9%, to $17.1 million from June 30, 2008, to December 31, 2008, primarily due to an increase in net unrealized gains on available-for-sale securities of $169,000 and net income of $119,000, as well as a net $23,000 decrease associated with the Company's employee stock ownership plan. The net unrealized gains on securities available for sale were attributable to changes in market interest rates.

Comparison of Operating Results for the Three Months Ended December 31, 2008 and 2007

      General. Net income for the three months ended December 31, 2008 was $107,000, or $.04 per basic and diluted share, compared to a net loss of $89,000, or $.03 per basic and diluted share for the three months ended December 31, 2007. The increase in net income was primarily due to an increase in net interest income, partially offset by an increase in our provision for loan losses and an increase in non-interest expense.

      Interest Income. Interest income increased by $300,000, or 12.6%, to $2.7 million for the three months ended December 31, 2008. The increase in interest income was primarily due to an increase in the average balance of interest-earning assets of $24.5 million, or 15.5%, to $182.4 million for the three months ended December 31, 2008, from $157.9 million for the same period in 2007, partially offset by a 16 basis point decrease in the average yield of interest-earning assets to 5.86% for the three months ended December 31, 2008, from 6.02% for the same period in 2007.

      Interest income on loans increased $365,000, or 17.5%, to $2.5 million for the three months ended December 31, 2008, from $2.1 million for the three months ended December 31, 2007. The increase was due to an increase in the average balance of loans of $26.3 million, or 19.6%, to $160.6 million for the three months ended December 31, 2008, from $134.3 million for the three months ended December 31, 2007, partially offset by a decrease in average loan yields of 10 basis points to 6.11% for the three months ended December 31, 2008, from 6.21% for the three months ended December 31, 2007.

      Interest and dividend income on investment securities decreased $56,000, or 20.2% for the three months ended December 31, 2008 compared to the same period in 2007. The decrease in interest income was due to a decrease in the average balance of investment securities of $1.7 million, or 7.5%, to $20.9 million for the three months ended December 31, 2008, from $22.6 million for the three months ended December 31, 2007 and by a decrease in average investment yields of 69 basis points to 4.24% for the three months ended December 31, 2008, from 4.93% for the three months ended December 31, 2007.

      Interest income on short-term investments decreased $8,000, or 90.0% for the three months ended December 31, 2008 compared to the same period in 2007. The decrease in interest income was primarily due to a decrease in average short-term investment yields of 358 basis points to 0.46% for the three months ended December 31, 2008, from 4.04% for the three months ended December 31, 2007.

      Interest Expense. Interest expense decreased $155,000, or 11.4%, to $1.2 million for the three months ended December 31, 2008, from $1.4 million for the three months ended December 31, 2007. The decrease in interest expense was primarily due to a 97 basis point decrease in the average cost of interest-bearing liabilities to 2.99% for the three months ended December 31, 2008, from 3.96% for the same period in 2007, partially offset by an increase in the average balance of interest-bearing liabilities of $23.8 million, or 17.3%, to $161.2 million for the three months ended December 31, 2008, from $137.4 million for the same period in 2007.

      Interest expense on interest-bearing deposits decreased $90,000, or 12.0%, to $653,000 for the three months ended December 31, 2008, from $743,000 for the same period in 2007. The decrease was primarily due to a 96 basis point decrease in the average cost of interest-bearing deposits to 2.50% for the three months ended December 31, 2008, from 3.46% for the same period in 2007, partially offset by an increase in the average balance of interest-bearing deposits of $18.5 million, or 21.6%, to $104.4 million for the three months ended December 31, 2008 from $85.9 million for the same period in 2007. Balance increases were primarily in money market accounts and certificates of deposit, reflecting promotional activities. The promotional certificates of deposit rates increased the weighted average rate of certificates of deposit at December 31, 2008 by 14 basis points. The impact of promotional money market account rates was not material. Additionally, interest expense on FHLB short-term and long-term advances decreased $64,000, or 10.3%, to $550,000 for the three months ended December 31, 2008, from $614,000 for the same period in 2007. The decrease was primarily due to a 94 basis point decrease in the average cost of FHLB short-term and long-term advances to 3.91% for the three months ended December 31, 2008, from 4.85% for the same period in 2007, partially offset by an increase of in the average balance of FHLB short-term and long-term advances of $5.7 million, or 11.2%, to $56.3 million for the three months ended December 31, 2008 from $50.6 million for the same period in 2007

      Net Interest Income. Net interest income increased $455,000, or 44.7%, to $1.5 million for the three months ended December 31, 2008, from $1.0 million for the same period in 2007. The increase in net interest income was primarily the result of a 65 basis point increase in net interest margin to 3.22% for the three months ended December 31, 2008, from 2.57% for the same period ended 2007 and by the $723,000 or 3.5%, increase in net average interest-earning assets to $21.2 million for the three months ended December 31, 2008, from $20.5 million for the same period in 2007.

      Provision for Loan Losses. The provision for loan losses for the three months ended December 31, 2008 was $91,000, compared to $2,000 for the three months ended December 31, 2007, reflecting the increased risk in the loan portfolio resulting from the increase in commercial loans as a percentage of total loans. Loan charge-offs were $9,000 and loan recoveries were $4,000 for the three months ended December 31, 2008, as compared to loan charge-offs of $1,000 and loan recoveries of $3,000 for the same period in 2007.

      Non-interest Income. Non-interest income increased $8,000, or 4.2%, to $197,000 for the three months ended December 31, 2008, from $189,000 for the same period in 2007.

      Non-interest Expense. Non-interest expense increased $79,000, or 5.8%, to $1.4 million for the three months ended December 31, 2008, from $1.3 million for the same period in 2007. The increase in non-interest expense was primarily due to an increase in salaries and benefits and advertising expense, partially offset by a decrease in occupancy and equipment expense and other general and administrative expense. Salary and benefits expense increased $79,000, or 11.2%, primarily due to $33,000 of costs associated with supplemental retirement agreements, which were restructured in June 2008, and an $8,000 increase in costs related to the Company's incentive plan. Occupancy expense decreased $22,000, or 10.5%, to $198,000 for the three months ended December 31, 2008, from $220,000 for the same period in 2007, primarily due to a reduction of equipment depreciation related to the Company's main office. Data processing expense increased $1,000, or 0.6%, for the three months ended December 31, 2008, from the same period in 2007. Professional fees increased $1,000, or 1.4%, for the three months ended December 31, 2008, from the same period in 2007. Advertising expense increased $16,000 or 43.6% to $53,000 for the three months ended December 31, 2008 from $37,000 for the same period in 2007, primarily related to deposit promotional activities. Other general and administrative expenses increased $4,000, or 2.2%, to $205,000 for the three months ended December 31, 2008, from the same period in 2007. As a result of the Federal Deposit Insurance Company's (FDIC) efforts to replenish its deposit insurance fund, which was reduced due to losses from several large troubled financial institutions and not related to our Company's activities, management is expecting to incur an $84,000 annual increase in deposit insurance costs effective January 1, 2009. Additional changes to FDIC deposit assessment rules may result in further increases in deposit insurance for the Company.

      Income Taxes. The income before income taxes of $160,000 for the three months ended December 31, 2008 resulted in an income tax provision of $53,000 for the three months ended December 31, 2008, as compared to the loss before income taxes of $135,000 and income tax benefit of $46,000 for the three months ended December 31, 2007. The effective tax rates for the three months ended December 31, 2008 and 2007 were 33.3% and 33.9%, respectively.

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

                                                                                Three Months Ended December 31,
                                       At December 31,       -----------------------------------------------------------------------
                                             2008                           2008                                 2007
                                    ----------------------   ----------------------------------   ----------------------------------
                                                  Weighted     Average                              Average
                                    Outstanding   Average    Outstanding                Yield/    Outstanding               Yield/
                                      Balance       Rate       Balance     Interest      Rate       Balance     Interest     Rate
                                    -----------   --------   -----------   --------   ---------   -----------   --------   --------
                                                                                     (Dollars in thousands)
Interest-earning assets:
   Loans                            $   167,152       5.90%  $   160,573   $  2,451        6.11%  $   134,317   $  2,086       6.21%
   Investment securities (1)             20,975       4.05%       20,946        222        4.24%       22,648        279       4.93%
   Short-term investments                   664       0.14%          874          1        0.46%          890          9       4.04%
                                    -----------              -----------   --------               -----------   --------
     Total interest-earning
       assets                           188,791       5.67%      182,393      2,674        5.86%      157,855      2,374       6.02%
   Non-interest-earning assets           13,748                   11,266         --                     9,399         --
                                    -----------              -----------   --------               -----------   --------
   Total assets                     $   202,539              $   193,659   $  2,674               $   167,254   $  2,374
                                    ===========              ===========   ========               ===========   ========

   Interest-bearing liabilities:
   Savings deposits                 $    10,240       0.12%  $    10,034          3        0.12%  $    10,804          8       0.30%
   NOW accounts                          10,705       0.14%        9,473          3        0.13%        9,159         35       1.53%
   Money market accounts                 38,017       2.23%       36,441        224        2.46%       27,106        255       3.76%
   Certificates of deposit               59,083       3.56%       48,424        423        3.49%       38,801        445       4.59%
                                    -----------              -----------   --------               -----------   --------
     Total interest-bearing
       deposits                         118,045       2.52%      104,372        653        2.50%       85,870        743       3.46%
   FHLB advances                         52,445       3.95%       56,332        550        3.91%       50,649        614       4.85%
   Repurchase agreements                    488       0.50%          506          1        0.79%          876          2       0.91%
                                    -----------              -----------   --------               -----------   --------
     Total interest-bearing
       liabilities                      170,978       2.96%      161,210      1,204        2.99%      137,395      1,359       3.96%
Non-interest-bearing liabilities:
   Demand deposits                       12,669                   14,021                               11,689
   Other non-interest-bearing
     liabilities                          1,808                    1,425                                  673
                                    -----------              -----------                          -----------
Total liabilities                       185,455                  176,656                              149,757
   Stockholders' equity                  17,084                   17,003                               17,497
                                    -----------              -----------                          -----------
     Total liabilities and equity   $   202,539              $   193,659                          $   167,254
                                    ===========              ===========                          ===========

Net interest income                                                        $  1,470                             $  1,015
                                                                           ========                             ========
Net interest rate spread (2)                          2.71%                                2.87%                               2.06%
Net interest-earning assets (3)     $    17,813              $    21,183                          $    20,460
                                    ===========              ===========                          ===========
Net interest margin (4)                                                                    3.22%                               2.57%
Average of interest-earning
   assets to interest-bearing
     liabilitities                                  110.42%                              113.14%                             114.89%

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

                                                   Three Months Ended December 31,
                                                            2008 vs. 2007
                                               ----------------------------------------
                                               Increase (Decrease) Due to
                                               --------------------------
                                                  Volume         Rate           Net
                                               ------------   -----------   -----------
                                                            (In thousands)
      Interest-earning assets:
      Loans                                    $        408   $       (43)  $       365
      Investment securities                             (21)          (36)          (57)
      Short-term investments                             --            (8)           (8)
                                               ------------   -----------   -----------

         Total interest-earning assets                  387           (87)          300
                                               ------------   -----------   -----------

      Interest-bearing liabilities:
      Savings deposits                                   (1)           (4)           (5)
      NOW accounts                                        1           (33)          (32)
      Money market accounts                              88          (119)          (31)
      Certificates of deposit                           110          (132)          (22)
                                               ------------   -----------   -----------
      Total interest-bearing deposits                   198          (288)          (90)
      FHLB advances                                      69          (133)          (64)
      Repurchase agreements                              (1)           --            (1)
                                               ------------   -----------   -----------
         Total interest-bearing liabilities             266          (421)         (155)
                                               ------------   -----------   -----------

      Change in net interest income            $        121   $       334   $       455
                                               ============   ===========   ===========

Comparison of Operating Results for the Six Months Ended December 31, 2008 and 2007

      General. Net income for the six months ended December 31, 2008 was $119,000, or $.05 per basic and diluted share, compared to a net loss of $227,000, or $.08 per basic and diluted share for the six months ended December 31, 2007. The increase in net income was primarily due to an increase in net interest income, partially offset by an increase in our provision for loan losses, an increase in non-interest expense and a decrease in non-interest income.

      Interest Income. Interest income increased by $562,000, or 12.6%, to $5.2 million for the six months ended December 31, 2008, from $4.7 million for the six months ended December 31, 2007. The increase in interest income was primarily due to an increase in the average balance of interest-earning assets of $22.7 million, or 14.6%, to $178.5 million for the six months ended December 31, 2008, from $155.8 million for the same period in 2007, partially offset by a 13 basis point decrease in the average yield of interest-earning assets to 5.84% for the six months ended December 31, 2008, from 5.97% for the same period in 2007.

      Interest income on loans increased $701,000, or 17.2%, to $4.8 million for the six months ended December 31, 2008, from $4.1 million for the six months ended December 31, 2007. The increase was due to an increase in the average balance of loans of $24.9 million, or 18.9%, to $156.6 million for the six months ended December 31, 2008, from $131.8 million for the six months ended December 31, 2007, partially offset by a decrease in average loan yields of 8 basis points to 6.08% for the six months ended December 31, 2008, from 6.16% for the six months ended December 31, 2007.

      Interest and dividend income on investment securities decreased $120,000, or 21.1% for the six months ended December 31, 2008 compared to the same period in 2007. The decrease in interest income was due to a decrease in the average balance of investment securities of $2.1 million, or 9.1%, to $20.9 million for the six months ended December 31, 2008, from $23.0 million for the six months ended December 31, 2007 and by a decrease in average investment yields of 65 basis points to 4.26% for the six months ended December 31, 2008, from 4.91% for the six months ended December 31, 2007.

      Interest income on short-term investments decreased $19,000, or 77.5% for the six months ended December 31, 2008 compared to the same period in 2007. The decrease in interest income was primarily due to a decrease in average short-term investment yields of 352 basis points to 1.24% for the six months ended December 31, 2008, from 4.76% for the six months ended December 31, 2007.

      Interest Expense. Interest expense decreased $301,000, or 11.3%, to $2.4 million for the six months ended December 31, 2008, from $2.7 million for the six months ended December 31, 2007. The decrease in interest expense was primarily due to a 92 basis point decrease in the average cost of interest-bearing liabilities to 3.02% for the six months ended December 31, 2008, from 3.94% for the same period in 2007, partially offset by an increase in the average balance of interest-bearing liabilities of $21.4 million, or 15.8%, to $157.0 million for the six months ended December 31, 2008, from $135.6 million for the same period in 2007.

      Interest expense on interest-bearing deposits decreased $258,000, or 17.5%, to $1.2 million for the six months ended December 31, 2008, from $1.5 million for the same period in 2007. The decrease was primarily due to a 98 basis point decrease in the average cost of interest-bearing deposits to 2.46% for the six months ended December 31, 2008, from 3.44% for the same period in 2007, partially offset by an increase in the average balance of interest-bearing deposits of $12.9 million, or 15.0%, to $98.7 million for the six months ended December 31, 2008 from $85.8 million for the same period in 2007. Balance increases were primarily in money market accounts and certificates of deposit, reflecting promotional activities. The promotional certificates of deposit rates increased the weighted average rate of certificates of deposit at December 31, 2008 by 14 basis points. The impact of promotional money market account rates was not material. Additionally, interest expense on FHLB short-term and long-term advances decreased $41,000, or 3.4%, to $1.2 million for the six months ended December 31, 2008. The decrease was primarily due to an 89 basis point decrease in the average cost of FHLB short-term and long-term advances to 3.99% for the six months ended December 31, 2008, from 4.88% for the same period in 2007, partially offset by an increase in the average balance of FHLB short-term and long-term advances of $8.8 million, or 18.0%, to $57.8 million for the six months ended December 31, 2008 from $49.0 million for the same period in 2007

      Net Interest Income. Net interest income increased $863,000, or 43.6%, to $2.8 million for the six months ended December 31, 2008, from $2.0 million for the same period in 2007. The increase in net interest income was primarily the result of a 64 basis point increase in net interest margin to 3.18% for the six months ended December 31, 2008, from 2.54% for the same period ended 2007 and by the $1.3 million or 6.3%, increase in net average interest-earning assets to $21.5 million for the six months ended December 31, 2008, from $20.2 million for the same period in 2007.

      Provision for Loan Losses. The provision for loan losses for the six months ended December 31, 2008 was $178,000, compared to $3,000 for the six months ended December 31, 2007, reflecting the increased risk in the loan portfolio resulting from the increase in commercial loans as a percentage of total loans. Loan charge-offs were $10,000 and loan recoveries were $5,000 for the six months ended December 31, 2008, as compared to loan charge-offs of $3,000 and loan recoveries of $36,000 for the same period in 2007.

      Non-interest Income. Non-interest income decreased $6,000, or 1.7%, to $355,000 for the six months ended December 31, 2008, from $361,000 for the same period in 2007. The decrease in non-interest income was primarily due to an adjustment of the cash surrender value of variable bank-owned life insurance
(BOLI), partially offset by increases in customer service fees. For the six months ended December 31, 2008, the net expense from BOLI was $5,000, as compared to $23,000 of income for the same period in 2007. Customer service fees increased $10,000, or 3.1%, primarily due to overdraft fees.

      Non-interest Expense. Non-interest expense increased $137,000, or 5.1%, to $2.8 million for the six months ended December 31, 2008, from $2.7 million for the same period in 2007. The increase in non-interest expense was primarily due to an increase in salaries and benefits and advertising expense, partially offset by a decrease in occupancy and equipment expense and professional fees. Salary and benefits expense increased $158,000, or 11.2%, primarily due to $66,000 of costs associated with supplemental retirement agreements, which were restructured in June 2008, $19,000 of costs associated with one additional employee and a $17,000 increase in costs related to the Company's incentive plan. Occupancy expense decreased $40,000, or 9.5%, to $390,000 for the six months ended December 31, 2008, from $430,000 for the same period in 2007, primarily due to a reduction of equipment depreciation related to the Company's main office. Data processing expense increased $7,000, or 3.9%, for the six months ended December 31, 2008, from the same period in 2007. Professional fees decreased $11,000, or 7.0%, for the six months ended December 31, 2008, from the same period in 2007. Advertising expense increased $18,000 or 18.6% to $115,000 for the six months ended December 31, 2008 from $97,000 for the same period in 2007, primarily related to deposit promotional activities. Other general and administrative expenses increased $5,000, or 1.4%, to $412,000 for the six months ended December 31, 2008, from the same period in 2007. As a result of the Federal Deposit Insurance Company's (FDIC) efforts to replenish its deposit insurance fund, which was reduced due to losses from several large troubled financial institutions and not related to our Company's activities, management is expecting to incur an $84,000 annual increase in deposit insurance costs effective January 1, 2009. Additional changes to FDIC deposit assessment rules may result in further increases in deposit insurance for the Company.

      Income Taxes. The income before income taxes of $198,000 for the six months ended December 31, 2008 resulted in an income tax provision of $79,000 for the six months ended December 31, 2008, as compared to the loss before income taxes of $347,000 and income tax benefit of $120,000 for the six months ended December 31, 2007. The $79,000 provision for income taxes for the six months ended December 31, 2008 included $13,000 in additional state income tax provision, reflecting the one-time impact of a Massachusetts bill, "An Act Relative to Tax Fairness and Business Competitiveness", which was signed into law on July 3, 2008. The effective tax rates for the six months ended December 31, 2008 and 2007 were 40.0% and 34.5%, respectively.

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

                                                                                 Six Months Ended December 31,
                                        At December 31,       ----------------------------------------------------------------------
                                              2008                           2008                               2007
                                     ----------------------   ---------------------------------   ----------------------------------
                                                   Weighted     Average                             Average
                                     Outstanding    Average   Outstanding               Yield/    Outstanding               Yield/
                                       Balance       Rate       Balance     Interest     Rate       Balance     Interest     Rate
                                     -----------   --------   -----------   --------   --------   -----------   --------   ---------
                                                                                     (Dollars in thousands)
Interest-earning assets:
   Loans                             $   167,152       5.90%  $   156,646   $  4,763       6.08%  $   131,778   $  4,062       6.16%
   Investment securities (1)              20,975       4.05%       20,900        445       4.26%       23,002        565       4.91%
   Short-term investments                    664       0.14%          970          6       1.24%        1,051         25       4.76%
                                     -----------              -----------   --------              -----------   --------
     Total interest-earning
       assets                            188,791       5.67%      178,516      5,214       5.84%      155,831      4,652       5.97%
   Non-interest-earning assets            13,748                   10,747         --                    9,598         --
                                     -----------              -----------   --------              -----------   --------
   Total assets                      $   202,539              $   189,263   $  5,214              $   165,429   $  4,652
                                     ===========              ===========   ========              ===========   ========

   Interest-bearing liabilities:
   Savings deposits                  $    10,240       0.12%  $    10,117          6       0.12%  $    11,152         17       0.30%
   NOW accounts                           10,705       0.14%        9,248          6       0.13%        9,290         73       1.57%
   Money market accounts                  38,017       2.23%       35,614        435       2.44%       25,667        484       3.77%
   Certificates of deposit                59,083       3.56%       43,698        769       3.52%       39,706        900       4.53%
                                     -----------              -----------   --------              -----------   --------
     Total interest-bearing
        deposits                         118,045       2.52%       98,677      1,216       2.46%       85,815      1,474       3.44%
   FHLB advances                          52,445       3.95%       57,789      1,154       3.99%       48,958      1,195       4.88%
   Repurchase agreements                     488       0.50%          581          2       0.69%          865          4       0.92%
                                     -----------              -----------   --------              -----------   --------
     Total interest-bearing
        liabilities                      170,978       2.96%      157,047      2,372       3.02%      135,638      2,673       3.94%
Non-interest-bearing liabilities:
   Demand deposits                        12,669                   13,821                              11,486
   Other non-interest-bearing
     liabilities                           1,808                    1,396                                 698
                                     -----------              -----------                         -----------
Total liabilities                        185,455                  172,264                             147,822
   Stockholders' equity                   17,084                   16,999                              17,607
                                     -----------              -----------                         -----------
     Total liabilities and equity    $   202,539              $   189,263                         $   165,429
                                     ===========              ===========                         ===========

Net interest income                                                         $  2,842                            $  1,979
                                                                            ========                            ========
Net interest rate spread (2)                           2.71%                               2.82%                               2.03%
Net interest-earning assets (3)      $    17,813              $    21,469                         $    20,193
                                     ===========              ===========                         ===========
Net interest margin (4)                                                                    3.18%                               2.54%
Average of interest-earning
 assets to interest-bearing
 liabilitities                                       110.42%                             113.67%                             114.89%

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

                                              Six Months Ended December 31,
                                                      2008 vs. 2007
                                        ----------------------------------------
                                        Increase (Decrease) Due to
                                        --------------------------
                                          Volume         Rate            Net
                                        ---------   --------------   -----------
                                                    (In thousands)

Interest-earning assets:
Loans                                   $     767   $          (66)  $      701
Investment securities                         (52)             (68)        (120)
Short-term investments                         (2)             (17)         (19)
                                        ---------   --------------   ----------

   Total interest-earning assets              713             (151)         562
                                        ---------   --------------   ----------
Interest-bearing liabilities:
Savings deposits                               (2)              (9)         (11)
NOW accounts                                   --              (67)         (67)
Money market accounts                         188             (237)         (49)
Certificates of deposit                        90             (221)        (131)
                                        ---------   --------------   ----------
Total interest-bearing deposits               276             (534)        (258)
FHLB advances                                 216             (257)         (41)
Repurchase agreements                          (1)              (1)          (2)
                                        ---------   --------------   ----------
   Total interest-bearing liabilities         491             (792)        (301)
                                        ---------   --------------   ----------

Change in net interest income           $     222   $          641   $      863
                                        =========   ==============   ==========

      Liquidity Management. Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments and maturities and sales of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

      We regularly adjust our investments in liquid assets based upon our assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and securities, and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short- and intermediate-term securities.

      Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2008, cash and cash equivalents totaled $7.4 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $12.2 million at December 31, 2008. Our policies also allow for access to the wholesale funds market for up to 50.0% of total assets, or $101.3 million. At December 31, 2008, we had $52.4 million in FHLB advances outstanding, allowing the Company access to an additional $48.9 million in wholesale funds based on policy guidelines.

      At December 31, 2008, we had $6.1 million in loan commitments outstanding. In addition to commitments to originate loans, we had $19.5 million in unadvanced funds to borrowers. Certificates of deposit due within one year of December 31, 2008 totaled $26.3 million, or 20.1% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit or other wholesale funding options. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2008. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

      We have no material commitments or demands that are likely to affect our liquidity other than set forth below. In the event loan demand were to increase at a pace greater than expected, or any unforeseen demand or commitment were to occur, we would access our borrowing capacity with the FHLB and other wholesale market sources.

      Our primary investing activities are the origination of loans and the purchase of securities. During the six months ended December 31, 2008, we originated $30.7 million of loans.

      Financing activities consist primarily of activity in deposit accounts and FHLB borrowings and advances. We experienced a net increase in total deposits of $24.4 million for the six months ended December 31, 2008. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive.

      FHLB borrowings and advances reflected a net decrease of $6.9 million during the six months ended December 31, 2008. FHLB borrowings and advances have primarily been used to fund loan demand and purchase securities.

      Capital Management. The Bank is subject to various regulatory capital requirements including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2008, the Bank exceeded all of its regulatory capital requirements and is considered "well capitalized" under regulatory guidelines.

      The OTS, as the primary federal regulator of federal savings banks, periodically recommends certain of those institutions take voluntary steps to reduce risk to the institutions and the federal deposit insurance fund. Management believes in light of the current economic environment, the OTS requested and the Bank's board of directors agreed on October 27, 2008 to certain voluntary constraints on the Bank's 2009 leveraged growth strategy. The Bank currently satisfies each of these standards. Moreover, the Bank does not expect any of these standards to materially impair its execution of its business plan. The OTS has agreed to revisit these voluntary constraints from time to time. The voluntary constraints are as follows: (i) the Bank will maintain a Tier one (core) capital ratio of at least 7.1%; and (ii) in the event the Tier one (core) capital ratio decreases below 7.5%, the ratio of "high-risk" loans, as defined, to Tier one (core) capital would not exceed 350%; the ratio of classified assets to Tier one (core) capital (plus the allowance for loan losses) would not exceed 15%; and the ratio of nonperforming assets to total assets would not exceed 1.5%.

      On November 14, 2008 the Company filed an application under the United States Treasury's Capital Purchase Program, which is part of the United States Treasury's Emergency Economic Stabilization Act of 2008. The application requested $4.1 million in senior preferred stock and will require that the Company issue common stock warrants representing 15% of the ultimate amount of senior preferred stock issued. While the Company and the Bank are both well-capitalized, participation in the program might enhance the Company's flexibility in meeting future capital needs that may arise. Subsequent to the filing of the application, the United States Treasury determined that the Company would be considered a mutual entity with regards to participation in the Capital Purchase Program. The United States Treasury is still in the process of developing the terms by which a mutual entity can participate in the Capital Purchase Program. The Company has not made a final determination as to participation in the program.

      Off-Balance Sheet Arrangements. For the six months ended December 31, 2008, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

            Not applicable

Item 1A. Risk Factors

            Not applicable

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

            a)    Not applicable

            b)    Not applicable

            (c) The Company did not repurchase any shares during the quarter ended December 31, 2008.

Item 3.  Defaults Upon Senior Securities

            Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

            On October 28, 2008, the Company held an annual meeting of shareholders. At the meeting, proposals to (1) elect Robert E. Balletto, Stephen L. Flynn and Thomas L. Hamelin to serve as directors of the Company for terms of three years and until their respective successors have been elected and qualified and (2) ratify the engagement of Wolf & Company, P.C. to be the Company's auditors for the June 30, 2009 fiscal year were approved. There were no broker non-votes. The votes cast for and against the proposals were as follows:

            Election to the Board of Directors           For      Withheld
            ----------------------------------        ---------   --------

            Robert E. Balletto                        2,479,351    108,101

            Stephen L. Flynn                          2,477,251    110,201

            Thomas L. Hamelin                         2,478,851    108,601

            Keith N. Congdon, Anthony S. Conte, Jr., Marybeth McInnis, Kathleen
            R. Sachs, Richard F. Spencer, David A. Splaine, Mary L. Williams, Robert T. Wyman and John H. Yeaton continued after the meeting to serve as directors of the Company.

            Ratification of Appointment of Wolf & Company, P.C. as auditors for the Company for the fiscal year ending June 30, 2009
            --------------------------------------------------------------------

                                    Abstain      For      Against
                                    -------   ---------   --------

            Number of votes         5,339     2,499,596   82,517

Item 5.  Other Information

            (a)   Not applicable

            (b) There were no material changes to the procedures by which security holders may recommend nominees to the Company's board of directors during the period covered by this Form 10-Q.

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

                            GEORGETOWN BANCORP, INC.
                                  (Registrant)

Date: February 12, 2009     /s/ Robert E. Balletto
                            -------------------------------------
                            Robert E. Balletto
                            President and Chief Executive Officer
                            (Principal Executive Officer)

                            /s/ Joseph W. Kennedy
                            -------------------------------------
                            Joseph W. Kennedy
                            Senior Vice President, Treasurer and Chief Financial Officer (Principal Accounting and Financial Officer)