Form 10-Q
period 2009-03-31
Georgetown Bancorp, Inc.
filed 2009-05-15
CIK 1302709

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2009

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

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

      Large accelerated filer [ ]            Accelerated filer         [ ]
      Non-accelerated filer   [ ]            Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of the registrant's common stock, as of the latest practicable date: Common Stock, $0.10 par value, 2,638,387 shares outstanding as of May 12, 2009.

                                    Form 10-Q
                            GEORGETOWN BANCORP, INC.
                                Table of Contents

Part I. Financial Information                                               Page
        ---------------------                                               ----

Item 1: Financial Statements (Unaudited)

        Consolidated Statements of Financial Condition
        at March 31, 2009 and June 30, 2008                                   1

        Consolidated Statements of Operations for the Three
        and Nine Months Ended March 31, 2009 and 2008                         2

        Consolidated Statements of Changes in Stockholders'
        Equity for the Nine Months Ended March 31, 2009 and 2008              3

        Consolidated Statements of Cash Flows for the
        Nine Months Ended March 31, 2009 and 2008                             4

        Notes to Consolidated Financial Statements                            6

Item 2: Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                   8

Item 3: Quantitative and Qualitative Disclosure About Market Risk            17

Item 4T: Controls and Procedures                                             17

Part II. Other Information
         -----------------

Item 1:  Legal Proceedings                                                   18
Item 1A: Risk Factors                                                        18
Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds         18
Item 3:  Defaults upon Senior Securities                                     18
Item 4:  Submission  of  Matters  to a Vote of Security Holders              18
Item 5:  Other Information                                                   18
Item 6:  Exhibits                                                            18

SIGNATURES                                                                   19

PART I--FINANCIAL INFORMATION

ITEM 1. Financial Statements

                            GEORGETOWN BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
          ------------------------------------------------------------
                                   (unaudited)

                                                                                At                       At
                                                                             March 31,                June 30,
                                                                               2009                     2008
                                                                      ----------------------   ----------------------
                                                                      (In thousands, except share and per share data)
                                                        ASSETS
Cash and due from banks                                               $                6,186   $                2,532
Short-term investments                                                                 1,421                    2,923
                                                                      ----------------------   ----------------------
      Total cash and cash equivalents                                                  7,607                    5,455

Securities available for sale, at fair value                                          11,740                   12,703
Securities held to maturity, at amortized cost                                         5,414                    6,274
Federal Home Loan Bank stock, at cost                                                  3,111                    3,008
Loans held for sale                                                                      834                       --
Loans, net of allowance for loan losses of $1,387,000
   at March 31, 2009 and $1,212,000 at June 30, 2008                                 167,576                  148,909
Premises and equipment, net                                                            4,257                    4,458
Accrued interest receivable                                                              775                      674
Bank-owned life insurance                                                              2,408                    2,406
Other assets                                                                             891                      854
                                                                      ----------------------   ----------------------

      Total assets                                                    $              204,613   $              184,741
                                                                      ======================   ======================

                                         LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                              $              136,403   $              106,292
Short-term Federal Home Loan Bank advances                                             2,850                   14,000
Long-term Federal Home Loan Bank advances                                             45,681                   45,321
Securities sold under agreements to repurchase                                           476                      552
Mortgagors' escrow accounts                                                              430                      361
Accrued expenses and other liabilities                                                 1,580                    1,442
                                                                      ----------------------   ----------------------
      Total liabilities                                                              187,420                  167,968
                                                                      ----------------------   ----------------------

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.10 par value per share: 1,000,000
   shares authorized; none outstanding                                                    --                       --
Common Stock, $0.10 par value per share: 10,000,000
   shares authorized; 2,777,250 shares issued                                            278                      278
Additional paid-in capital                                                            11,452                   11,452
Retained earnings                                                                      6,983                    6,819
Accumulated other comprehensive income (loss)                                            176                      (19)
Unearned compensation - ESOP (51,126 and 57,271 shares unallocated
   at March 31, 2009 and June 30, 2008, respectively)                                   (512)                    (573)
Treasury stock, at cost (138,863 shares at March 31,  2009
   and June 30, 2008)                                                                 (1,184)                  (1,184)
                                                                      ----------------------   ----------------------
      Total stockholders' equity                                                      17,193                   16,773
                                                                      ----------------------   ----------------------

      Total liabilities and stockholders' equity                      $              204,613   $              184,741
                                                                      ======================   ======================

See notes to consolidated financial statements.

                            GEORGETOWN BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                ------------------------------------------------
                                   (unaudited)

                                                                Three Months Ended          Nine Months Ended
                                                                    March 31,                   March 31,
                                                               2009           2008          2009          2008
                                                            -----------   -----------   -----------   -----------
                                                            (In thousands, except share and per share data)
Interest and dividend income:
   Loans, including fees                                    $     2,477   $     2,044   $     7,240   $     6,107
   Investment securities                                            194           263           639           828
   Short-term investments                                            --             9             6            34
                                                            -----------   -----------   -----------   -----------
      Total interest and dividend income                          2,671         2,316         7,885         6,969
                                                            -----------   -----------   -----------   -----------

Interest expense:
   Deposits                                                         721           640         1,937         2,114
   Short-term Federal Home Loan Bank advances                         4            71           110           321
   Long-term Federal Home Loan Bank advances                        492           526         1,540         1,471
   Securities sold under agreements to repurchase                    --             2             2             6
                                                            -----------   -----------   -----------   -----------
      Total interest expense                                      1,217         1,239         3,589         3,912
                                                            -----------   -----------   -----------   -----------

Net interest income                                               1,454         1,077         4,296         3,057
Provision for loan losses                                             4             4           182             8
                                                            -----------   -----------   -----------   -----------
Net interest income, after provision for loan losses              1,450         1,073         4,114         3,049
                                                            -----------   -----------   -----------   -----------

Non-interest income:
   Customer service fees                                            146           145           478           466
   Net gain on sale of loans                                         62            --            62            --
   Income (loss) from bank-owned life insurance                       7            (3)            2            20
   Other                                                              9            10            37            27
                                                            -----------   -----------   -----------   -----------
      Total non-interest income                                     224           152           579           513
                                                            -----------   -----------   -----------   -----------

Non-interest expenses:
   Salaries and employee benefits                                   845           736         2,418         2,150
   Occupancy and equipment expenses                                 201           230           591           661
   Data processing expenses                                          94            87           273           259
   Professional fees                                                 90           140           242           303
   Advertising expense                                               70            31           185           128
   Other general and administrative expenses                        266           194           678           600
                                                            -----------   -----------   -----------   -----------
      Total non-interest expenses                                 1,566         1,418         4,387         4,101
                                                            -----------   -----------   -----------   -----------

Income (loss) before income taxes                                   108          (193)          306          (539)

Income tax provision (benefit)                                       33          (128)          112          (247)
                                                            -----------   -----------   -----------   -----------

Net income (loss)                                           $        75   $       (65)  $       194   $      (292)
                                                            ===========   ===========   ===========   ===========

Weighted average number of common shares outstanding:
   Basic and diluted                                          2,585,918     2,584,598     2,583,867     2,599,663

Net income (loss) per share:
   Basic and diluted                                        $      0.03   $     (0.03)  $      0.08   $     (0.11)

See notes to consolidated financial statements.

                            GEORGETOWN BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
          ------------------------------------------------------------
                                   (unaudited)

                                                                                  Accumulated
                                                           Additional                Other        Unearned
                                                             Paid-in   Retained  Comprehensive  Compensation-  Treasury
                                             Common Stock    Capital   Earnings  Income (Loss)      ESOP         Stock    Total
                                             ------------  ----------  --------  -------------  -------------  --------  ---------
                                                                      (In thousands, except share amounts)
Balance at June 30, 2007                     $        278  $   11,452  $  7,522  $        (179) $        (655) $   (808) $  17,610
                                                                                                                         ---------
Comprehensive loss:
   Net loss                                                                (292)                                              (292)
   Net unrealized gain on securities
      available for sale, net of related
      tax effects of $172,000                                                              291                                 291
                                                                                                                         ---------
         Total comprehensive loss                                                                                               (1)
                                                                                                                         ---------
Common stock held by ESOP allocated or
   committed to be allocated (6,144 shares)                                 (17)                           61                   44

Treasury stock purchased (53,663 shares)                                                                           (376)      (376)
                                             ------------  ----------  --------  -------------  -------------  --------  ---------

Balance at March 31, 2008                    $        278  $   11,452  $  7,213  $         112  $        (594) $ (1,184) $  17,277
                                             ============  ==========  ========  =============  =============  ========  =========

Balance at June 30, 2008                     $        278  $   11,452  $  6,819  $         (19) $        (573) $ (1,184) $  16,773
                                                                                                                         ---------
Comprehensive income:
   Net income                                                               194                                                194
   Net unrealized gain on securities
      available for sale, net of
      related tax effects of $114,000                                                      195                                 195
                                                                                                                         ---------
         Total comprehensive income                                                                                            389
                                                                                                                         ---------
Common stock held by ESOP allocated or
   committed to be allocated (6,145 shares)                                 (30)                           61                   31
                                             ------------  ----------  --------  -------------  -------------  --------  ---------

Balance at March 31, 2009                    $        278  $   11,452  $  6,983  $         176  $        (512) $ (1,184) $  17,193
                                             ============  ==========  ========  =============  =============  ========  =========

See notes to consolidated financial statements.

                            GEORGETOWN BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     --------------------------------------
                                   (unaudited)

                                                                    Nine Months Ended
                                                                       March 31,
                                                                    2009        2008
                                                                  --------    --------
                                                                     (In thousands)
Cash flows from operating activities:
   Net income (loss)                                              $    194    $   (292)
   Adjustments to reconcile net income (loss) to net cash
      used by operating activities:
         Provision for loan losses                                     182           8
         Accretion of securities, net                                  (24)        (23)
         Accretion of net deferred loan fees                           (43)         (5)
         Depreciation and amortization expense                         275         352
         (Increase) decrease in accrued interest receivable           (101)         63
         Income from bank-owned life insurance                          (2)        (20)
         ESOP compensation expense                                      31          44
         Net change in:
            Loans held for sale                                       (834)         --
            Other assets and liabilities                               (13)       (154)
                                                                  --------    --------
               Net cash used by operating activities                  (335)        (27)
                                                                  --------    --------

Cash flows from investing activities:
   Activity in available-for-sale securities:
      Maturities, prepayments and calls                              3,799       4,767
      Purchases                                                     (2,510)     (3,506)
   Activity in held-to-maturity securities:
      Maturities, prepayments and calls                                867       1,491
   Purchase of Federal Home Loan Bank stock                           (103)         --
   Loan principal originations, net                                (18,806)     (8,151)
   Purchase of premises and equipment                                  (74)        (81)
                                                                  --------    --------
               Net cash used by investing activities               (16,827)     (5,480)
                                                                  --------    --------

                                   (continued)

See notes to consolidated financial statements.

                            GEORGETOWN BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     --------------------------------------

                                   (unaudited)
                                   (concluded)

                                                                   Nine Months Ended
                                                                       March 31,
                                                                    2009        2008
                                                                  --------    --------
                                                                     (In thousands)
Cash flows from financing activities:
   Net increase in deposits                                         30,111       3,865
   Net decrease in securities sold under agreements
      to repurchase                                                    (76)       (184)
   Net change in borrowings with maturities of
      three months or less                                         (11,150)     (8,850)
   Proceeds of Federal Home Loan Bank advances
      with maturities greater than three months                     15,500      15,500
   Repayments of Federal Home Loan Bank advances
      with maturities greater than three months                    (15,140)     (3,539)
   Net change in mortgagors' escrow accounts                            69          50
   Treasury stock purchased                                             --        (376)
                                                                  --------    --------
         Net cash provided by financing activities                  19,314       6,466

Net change in cash and cash equivalents                              2,152         959

Cash and cash equivalents at beginning of period                     5,455       5,603
                                                                  --------    --------

Cash and cash equivalents at end of period                        $  7,607    $  6,562
                                                                  ========    ========
Supplementary information:
   Interest paid on deposit accounts                              $  1,943    $  2,129
   Interest paid on borrowings                                       1,661       1,792
   Income taxes paid                                                    59         (71)

See notes to consolidated financial statements.

                            GEORGETOWN BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      (1)   Basis of Presentation

      The accompanying unaudited financial statements of Georgetown Bancorp, Inc. (the "Company") were prepared in accordance with instructions for Form 10-Q and with Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three- and nine-month periods ended March 31, 2009 are not necessarily indicative of the results that may be expected for future periods, including the entire fiscal year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the 2008 Consolidated Financial Statements presented in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on September 29, 2008. The consolidated financial statements include the accounts of Georgetown Savings Bank (the "Bank") and its wholly owned subsidiary, Georgetown Securities Corporation, which engages in the buying, selling and holding of securities. All significant inter-company balances and transactions have been eliminated in consolidation.

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

                                                           Three Months Ended             Nine Months Ended
                                                                March 31,                     March 31,
                                                           2009           2008           2009           2008
                                                       -----------    -----------    -----------    -----------
Net income (loss) available to common stockholders     $    75,000    $   (65,000)   $   194,000    $  (292,000)
                                                       ===========    ===========    ===========    ===========

Basic common shares:
Weighted average shares outstanding                      2,638,387      2,645,260      2,638,387      2,662,799
Weighted average unallocated ESOP shares                   (52,469)       (60,662)       (54,520)       (63,136)
                                                       -----------    -----------    -----------    -----------
Basic weighted average shares outstanding                2,585,918      2,584,598      2,583,867      2,599,663

Dilutive potential common shares                                --             --             --             --
                                                       -----------    -----------    -----------    -----------

Diluted weighted average shares outstanding              2,585,918      2,584,598      2,583,867      2,599,663
                                                       ===========    ===========    ===========    ===========

Basic and diluted EPS                                  $      0.03    $     (0.03)   $      0.08    $     (0.11)
                                                       ===========    ===========    ===========    ===========

      (4)   Mutual Holding Company Reorganization and Minority Stock Issuance

      In conjunction with its reorganization into the mutual holding company structure, on January 5, 2005, the Bank (i) converted to a stock savings bank as the successor to the Bank in its mutual form; (ii) organized the Company as a federally-chartered corporation that owns 100% of the common stock of the Bank
(in stock form); and (iii) organized Georgetown Bancorp, MHC as a federally-chartered mutual holding company that owned 57.9% of the Common Stock of the Company as of March 31, 2009.

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

      In April 2009, the FASB issued three related Staff Positions to further clarify the application of SFAS 157 in the current economic environment, modify recognition of other-than-temporary impairments of debt securities, and require public companies to disclose the fair values of financial instruments in interim periods. The final Staff Positions are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 if all three Staff Positions or both the fair value measurements and other-than-temporary impairment Staff Positions are adopted simultaneously. The Company will adopt the Staff Positions in the fourth quarter of fiscal 2009, and does not expect that they will have a material impact on the Company's financial statements.

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

      All of the Company's securities that are measured at fair value are included in Level 2 and are based on pricing models that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads and new issue data. There are no liabilities measured at fair value.

      Assets measured at fair value on a recurring basis at March 31, 2009 are summarized below.

                                                                       Assets
                                     Level 1   Level 2   Level 3   at Fair Value
                                     -------   -------   -------   -------------
                                                    (In thousands)
Securities available for sale        $    --   $11,740   $    --   $      11,740

                                     -------------------------------------------
Total assets                         $    --   $11,740   $    --   $      11,740
                                     -------------------------------------------

      There were no assets measured at fair value on a non-recurring basis at March 31, 2009.

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

Overview

      The Company's results of operations depend primarily on net interest and dividend income, which is the difference between the interest and dividend income earned on its interest-earning assets, such as loans and securities, and the interest expense on its interest-bearing liabilities, such as deposits and borrowings. The Company also generates non-interest income, primarily from fees and service charges. Gains on sales of loans and securities are additional sources of non-interest income. The Company's non-interest expense primarily consists of employee compensation and benefits, occupancy and equipment expense, advertising, data processing, professional fees and other operating expenses.

      Our financial performance for the three and nine months ended March 31, 2009 continued to improve, as the Company's profitability increased significantly. Our improved financial performance continued to be driven by an expanding net interest margin, primarily due to originations of higher-yielding commercial loans, the majority of which are collateralized by multi-family properties. The asset quality of our loan portfolio remained stable during the quarter. The Company's quarterly earnings were supplemented by our mortgage banking activities, which are expected to make a significant contribution to profitability in future periods. Additionally, the Company was never involved in the business of sub-prime lending and has no financial exposure to equity investments in Fannie Mae, Freddie Mac or any equity investment or corporate debt of the recently failed Wall Street investment banks.

Comparison of Financial Condition at March 31, 2009 and June 30, 2008

      Total assets increased by $19.9 million, or 10.8%, to $204.6 million at March 31, 2009, from $184.7 million at June 30, 2008. The increase in total assets resulted primarily from increases in net loans and cash and cash equivalents, partially offset by decreases in investment securities. Net loans increased $19.5 million, or 13.1%, to $168.4 million at March 31, 2009, from $148.9 million at June 30, 2008, primarily due to an $11.4 million, or 49.8% increase in commercial real estate loans, a $4.2 million, or 21.9% increase in commercial construction loans and a $4.3 million, or 36.9% increase in home equity loans, partially offset by a $2.3 million, or 2.5% decrease in residential mortgage loans. The changing mix of the loan portfolio has increased risk for the Company, however the risk is somewhat mitigated by the fact that a portion of the commercial real estate and commercial construction loans are collateralized by residential property. Cash and cash equivalents increased $2.1 million, or 39.4%, primarily related to deposit inflows associated with a December promotion. Total investment securities decreased $1.7 million, or 7.8%, to $20.3 million at March 31, 2009, from $22.0 million at June 30, 2008, which reflected the use of investment cash flows to fund loan demand. At March 31, 2009 investment securities were comprised of government-sponsored enterprises debt obligations, mortgage-backed securities, all of which are guaranteed by United States Government agencies or government-sponsored enterprises and FHLB stock. Our investment securities impairment considerations generally arise from fluctuations in market interest rates. At March 31, 2009, no securities were deemed to be other-than-temporarily impaired. Total earning assets increased $16.5 million, or 9.4%, to $191.5 million at March 31, 2009, from $175.0 million at June 30, 2008.

      Non-performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. Delinquent loans that are 90 days or more past due are generally considered non-performing assets.

                                                     At March 31,   At June 30,
                                                     ------------   -----------
                                                         2009           2008
                                                     ------------   -----------
                                                       (Dollars in thousands)
Non-accrual loans:
   One-to-four family                                $        217   $       508
   Residential construction                                    66            --
   Home equity loans and lines of credit                       --            47
   Multi-family and commercial real estate                     --            --
   Commercial construction                                     --           612
   Commercial                                                  --            --
   Consumer                                                    --            --
                                                     ------------   -----------
   Total non-accrual loans                                    283         1,167

Restructured loans                                             --           219
                                                     ------------   -----------

   Total non-performing loans                                 283         1,386

Real estate owned                                              --            --
                                                     ------------   -----------

   Total non-performing assets                       $        283   $     1,386
                                                     ============   ===========

Ratios:
   Non-performing loans to total loans                       0.17%         0.92%
   Non-performing assets to total assets                     0.14%         0.75%

      Asset quality continued to improve, as non-performing assets decreased $1.1 million to $283,000 at March 31, 2009 compared to $1.4 million at June 30, 2008, primarily due to loan pay-offs. These balances represented .14% of total assets at March 31, 2009 and .75% of total assets at June 30, 2008. At March 31, 2009, there was one restructured loan totaling $217,000 that was included in the non-accrual loan total. The allowance for loan losses was $1.4 million at March 31, 2009 and $1.2 million at June 30, 2008. The allowance represented 0.82% of total loans at March 31, 2009 and 0.81% of total loans at June 30, 2008. The increase was primarily a result of growth in loans with a higher degree of risk. At these levels, the allowance for loan losses as a percentage of non-performing loans was 490.11% at March 31, 2009 and 87.45% at June 30, 2008.

      Total deposits increased by $30.1 million, or 28.3%, to $136.4 million at March 31, 2009, from $106.3 million at June 30, 2008. The increase in deposits was primarily due to increases in certificates of deposit and money market accounts and was partially offset by decreases in demand deposit and NOW accounts. Certificates of deposit increased $21.3 million, or 56.5%, including $900,000 in brokered certificates of deposit, and money market accounts increased $10.4 million, or 31.1%. These increases reflected promotional rates advertised in local newspapers. Demand deposit accounts decreased $1.4 million, or 10.1% and NOW accounts decreased $716,000, or 7.1%.

      Total borrowings from the Federal Home Loan Bank (FHLB) decreased $10.8 million, or 18.2%, as deposit increases were used to pay off maturing borrowings.

      Total stockholders' equity increased $419,000, or 2.5%, to $17.2 million at March 31, 2009, from $16.8 million at June 30, 2008, primarily due to an increase in net unrealized gains on available-for-sale securities of $195,000 and net income of $194,000, as well as a net $31,000 decrease associated with the Company's employee stock ownership plan. The net unrealized gains on securities available for sale were attributable to changes in market interest rates.

Comparison  of  Operating  Results for the Three Months Ended March 31, 2009 and
2008

      General. Net income for the three months ended March 31, 2009 was $75,000, or $.03 per basic and diluted share, compared to a net loss of $65,000, or $.03 per basic and diluted share for the three months ended March 31, 2008. The increase in net income was primarily due to an increase in net interest income and non-interest income, partially offset by an increase in non-interest expense.

      Interest Income. Interest income increased by $355,000, or 15.3%, to $2.7 million for the three months ended March 31, 2009 from $2.3 million for the three months ended March 31, 2008. The increase in interest income was primarily due to an increase in the average balance of interest-earning assets of $29.9 million, or 18.7%, to $189.8 million for the three months ended March 31, 2009, from $160.0 million for the same period in 2008, partially offset by a 16 basis point decrease in the average yield on interest-earning assets to 5.63% for the three months ended March 31, 2009, from 5.79% for the same period in 2008.

      Interest income on loans increased $433,000, or 21.1%, to $2.5 million for the three months ended March 31, 2009, from $2.0 million for the three months ended March 31, 2008. The increase was due to an increase in the average balance of loans of $31.4 million, or 22.9%, to $168.2 million for the three months ended March 31, 2009, from $136.8 million for the three months ended March 31, 2008, partially offset by a decrease in average loan yields of 9 basis points to 5.89% for the three months ended March 31, 2009, from 5.98% for the three months ended March 31, 2008.

      Interest and dividend income on investment securities decreased $69,000, or 26.3% for the three months ended March 31, 2009, compared to the same period in 2008. The decrease in interest income was due to a decrease in the average balance of investment securities of $1.4 million, or 6.4%, to $20.6 million for the three months ended March 31, 2009, from $22.0 million for the three months ended March 31, 2008 and by a decrease in average investment yields of 101 basis points to 3.77% for the three months ended March 31, 2009, from 4.78% for the three months ended March 31, 2008.

      Interest income on short-term investments decreased $9,000, or 96.9% for the three months ended March 31, 2009 compared to the same period in 2008. The decrease in interest income was primarily due to a decrease in average short-term investment yields of 294 basis points to 0.10% for the three months ended March 31, 2009, from 3.04% for the three months ended March 31, 2008.

      Interest Expense. Interest expense decreased $22,000, or 1.7%, to $1.2 million for the three months ended March 31, 2009. The decrease in interest expense was primarily due to a 68 basis point decrease in the average cost of interest-bearing liabilities to 2.88% for the three months ended March 31, 2009, from 3.56% for the same period in 2008, partially offset by an increase in the average balance of interest-bearing liabilities of $29.8 million, or 21.3%, to $169.1 million for the three months ended March 31, 2009, from $139.4 million for the same period in 2008.

      Interest expense on interest-bearing deposits increased $81,000, or 12.7%, to $721,000 for the three months ended March 31, 2009, from $640,000 for the same period in 2008. The increase was primarily due to an increase in the average balance of interest-bearing deposits of $33.4 million, or 38.6%, to $119.9 million for the three months ended March 31, 2009 from $86.5 million for the same period in 2008, partially offset by a 55 basis point decrease in the average cost of interest-bearing deposits to 2.41% for the three months ended March 31, 2009, from 2.96% for the same period in 2008.

      Interest expense on FHLB short-term and long-term advances decreased $101,000, or 17.1%, to $496,000 for the three months ended March 31, 2009, from $597,000 for the same period in 2008. The decrease was primarily due to a 51 basis point decrease in the average cost of FHLB short-term and long-term advances to 4.07% for the three months ended March 31, 2009, from 4.58% for the same period in 2008, partially offset by an increase of in the average balance of FHLB short-term and long-term advances of $3.3 million, or 6.4%, to $48.8 million for the three months ended March 31, 2009 from $52.1 million for the same period in 2008

      Net Interest Income. Net interest income increased $377,000, or 34.9%, to $1.5 million for the three months ended March 31, 2009, from $1.1 million for the same period in 2008. The increase in net interest income was primarily the result of a 37 basis point increase in net interest margin to 3.06% for the three months ended March 31, 2009, from 2.69% for the same period ended 2008 and by the $121,000 or 0.6%, increase in net average interest-earning assets to $20.7 million for the three months ended March 31, 2009.

      Provision for Loan Losses. The provision for loan losses for the three months ended March 31, 2009 and for the three months ended March 31, 2008 was $4,000. Loan charge-offs were $4,000 and loan recoveries were $3,000 for the three months ended March 31, 2009, as compared to loan charge-offs of $3,000 and loan recoveries of $4,000 for the same period in 2008.

      Non-interest Income. Non-interest income increased $72,000, or 47.3%, to $224,000 for the three months ended March 31, 2009, from $152,000 for the same period in 2008. The increase was primarily related to gains of $62,000 from the sale of $4.9 million in loans classified as available for sale. The gain included $37,000 of income related to the recognition of mortgage servicing assets.

      Non-interest Expense. Non-interest expense increased $148,000, or 10.5%, to $1.6 million for the three months ended March 31, 2009, from $1.4 million for the same period in 2008. The increase in non-interest expense was primarily due to an increase in salaries and benefits, other general and administrative expense and advertising expense, partially offset by decreases in professional fees and occupancy and equipment expense. Salaries and benefits expense increased $109,000, or 14.9%, primarily due to $33,000 of costs associated with supplemental employee retirement plan (SERP) agreements, which were restructured in June 2008, and a $4,000 increase in costs related to the Company's incentive plan. Occupancy expense decreased $29,000, or 12.6%, to $201,000 for the three months ended March 31, 2009, from $230,000 for the same period in 2008, primarily due to a reduction of equipment depreciation related to the Company's main office. Data processing expense increased $7,000, or 7.9%, for the three months ended March 31, 2009, from the same period in 2008. Professional fees decreased $50,000, or 35.5%, to $90,000 for the three months ended March 31, 2009, from $140,000 the same period in 2008, as 2008 expense included consulting fees associated with the implementation of compliance with section 404 of the Sarbanes-Oxley Act (SOX 404) and with the restructuring of the collateral assignment split-dollar (CASD) agreements and the SERP agreements with certain executive officers of the Company. Advertising expense increased $39,000 or 126.0% to $70,000 for the three months ended March 31, 2009 from $31,000 for the same period in 2008, primarily related to deposit promotional activities. Other general and administrative expenses increased $72,000, or 37.1%, to $266,000 for the three months ended March 31, 2009, from the same period in 2008, primarily due to $29,000 in expenses associated with the sale of one other real estate owned (OREO) property and a $27,000 increase in Federal Deposit Insurance Company (FDIC) deposit insurance, as a result of the FDIC's efforts to replenish its deposit insurance fund, which was reduced due to losses from several large troubled financial institutions and not related to our Company's activities. Additional changes to FDIC deposit assessment rules will likely result in further increases in deposit insurance for the Company.

      Income Taxes. The income before income taxes of $108,000 for the three months ended March 31, 2009 resulted in an income tax provision of $33,000 for the three months ended March 31, 2009, as compared to the loss before income taxes of $193,000 and income tax benefit of $128,000 for the three months ended March 31, 2008. The effective tax rates for the three months ended March 31, 2009 and 2008 were 30.2% and 66.4%, respectively. The effective tax rate for the three months ended March 31, 2008 reflected the tax impact of the restructuring of the CASD agreements.

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

                                                                                       Three Months Ended March 31,
                                                     At March 31,      -------------------------------------------------------------
                                                        2009                        2009                           2008
                                                ---------------------  -----------------------------  ------------------------------
                                                             Weighted    Average                        Average
                                                Outstanding  Average   Outstanding            Yield/  Outstanding            Yield/
                                                  Balance      Rate      Balance    Interest   Rate     Balance    Interest   Rate
                                                -----------  --------  -----------  --------  ------  -----------  --------  -------
                                                                               (Dollars in thousands)
Interest-earning assets:
   Loans                                        $   169,797      6.01% $   168,174  $  2,477    5.89% $   136,791  $  2,044    5.98%
   Investment securities (1)                         20,265      3.70%      20,571       194    3.77%      21,986       263    4.78%
   Short-term investments                             1,421      0.10%       1,088        --    0.10%       1,185         9    3.04%
                                                -----------            -----------  --------          -----------  --------
      Total interest-earning assets                 191,483      5.72%     189,833     2,671    5.63%     159,962     2,316    5.79%
   Non-interest-earning assets                       13,130                 11,047        --                9,159        --
                                                -----------            -----------  --------          -----------  --------
   Total assets                                 $   204,613            $   200,880  $  2,671          $   169,121  $  2,316
                                                ===========            ===========  ========          ===========  ========

   Interest-bearing liabilities:
   Savings deposits                             $    10,976      0.11% $    10,417  $      3    0.12% $    10,158  $      6    0.24%
   NOW accounts                                       9,341      0.09%       9,433         3    0.13%       9,236        10    0.43%
   Money market accounts                             43,939      1.75%      41,003       202    1.97%      28,404       192    2.70%
   Certificates of deposit                           59,009      3.49%      59,030       513    3.48%      38,680       432    4.47%
                                                -----------            -----------  --------          -----------  --------
      Total interest-bearing deposits               123,265      2.31%     119,883       721    2.41%      86,478       640    2.96%
   FHLB advances                                     48,531      3.93%      48,802       496    4.07%      52,122       597    4.58%
   Repurchase agreements                                476      0.50%         416        --    0.00%         751         2    1.07%
                                                -----------            -----------  --------          -----------  --------
      Total interest-bearing liabilities            172,272      2.76%     169,101     1,217    2.88%     139,351     1,239    3.56%
Non-interest-bearing liabilities:
   Demand deposits                                   13,138                 12,975                         11,777
   Other non-interest-bearing liabilities             2,010                  1,616                            626
                                                -----------            -----------                    -----------
Total liabilities                                   187,420                183,692                        151,754
   Stockholders' equity                              17,193                 17,188                         17,367
                                                -----------            -----------                    -----------
      Total liabilities and equity              $   204,613            $   200,880                    $   169,121
                                                ===========            ===========                    ===========

Net interest income                                                                 $  1,454                       $  1,077
                                                                                    ========                       ========
Net interest rate spread (2)                                     2.96%                          2.75%                          2.23%
Net interest-earning assets (3)                 $    19,211            $    20,732                    $    20,611
                                                ===========            ===========                    ===========
Net interest margin (4)                                                                         3.06%                          2.69%
Average of interest-earning
   assets to interest-bearing
   liabilitities                                               111.15%                        112.26%                        114.79%

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

                                           Three Months Ended March 31,
                                                   2009 vs. 2008
                                       -------------------------------------
                                       Increase (Decrease) Due to
                                       --------------------------
                                          Volume         Rate          Net
                                        ---------       -------      ------
                                                    (In thousands)
Interest-earning assets:
Loans                                   $     469       $   (36)     $  433
Investment securities                         (17)          (52)        (69)
Short-term investments                         (1)           (8)         (9)
                                        ---------       -------      ------

   Total interest-earning assets              451           (96)        355
                                        ---------       -------      ------

Interest-bearing liabilities:
Savings deposits                               --            (3)         (3)
NOW accounts                                   --            (7)         (7)
Money market accounts                          85           (75)         10
Certificates of deposit                       227          (146)         81
                                        ---------       -------      ------
Total interest-bearing deposits               312          (231)         81
FHLB advances                                 (38)          (63)       (101)
Repurchase agreements                          (1)           (1)         (2)
                                        ---------       -------      ------
   Total interest-bearing liabilities         273          (295)        (22)
                                        ---------       -------      ------

Change in net interest income           $     178       $   199      $  377
                                        =========       =======      ======

Comparison  of  Operating  Results for the Nine Months  Ended March 31, 2009 and
2008

      General. Net income for the nine months ended March 31, 2009 was $194,000, or $.08 per basic and diluted share, compared to a net loss of $292,000, or $.11 per basic and diluted share for the nine months ended March 31, 2008. The increase in net income was primarily due to an increase in net interest income and non-interest income, partially offset by an increase in our provision for loan losses and an increase in non-interest expense.

      Interest Income. Interest income increased by $916,000, or 13.2%, to $7.9 million for the nine months ended March 31, 2009, from $7.0 million for the nine months ended March 31, 2008. The increase in interest income was primarily due to an increase in the average balance of interest-earning assets of $25.0 million, or 15.9%, to $182.2 million for the nine months ended March 31, 2009, from $157.2 million for the same period in 2008, partially offset by a 14 basis point decrease in the average yield of interest-earning assets to 5.77% for the nine months ended March 31, 2009, from 5.91% for the same period in 2008.

      Interest income on loans increased $1.1 million, or 18.5%, to $7.2 million for the nine months ended March 31, 2009, from $6.1 million for the nine months ended March 31, 2008. The increase was due to an increase in the average balance of loans of $27.0 million, or 20.2%, to $160.4 million for the nine months ended March 31, 2009, from $133.4 million for the nine months ended March 31, 2008, partially offset by a decrease in average loan yields of 8 basis points to 6.02% for the nine months ended March 31, 2009, from 6.10% for the nine months ended March 31, 2008.

      Interest and dividend income on investment securities decreased $189,000, or 22.7% for the nine months ended March 31, 2009 compared to the same period in 2008. The decrease in interest income was due to a decrease in the average balance of investment securities of $1.9 million, or 8.3%, to $20.8 million for the nine months ended March 31, 2009, from $22.7 million for the nine months ended March 31, 2008 and by a decrease in average investment yields of 77 basis points to 4.10% for the nine months ended March 31, 2009, from 4.87% for the nine months ended March 31, 2008.

      Interest income on short-term investments decreased $28,000, or 82.5% for the nine months ended March 31, 2009 compared to the same period in 2008. The decrease in interest income was primarily due to a decrease in average short-term investment yields of 335 basis points to 0.79% for the nine months ended March 31, 2009, from 4.14% for the nine months ended March 31, 2008.

      Interest Expense. Interest expense decreased $323,000, or 8.2%, to $3.6 million for the nine months ended March 31, 2009, from $3.9 million for the nine months ended March 31, 2008. The decrease in interest expense was primarily due to a 84 basis point decrease in the average cost of interest-bearing liabilities to 2.97% for the nine months ended March 31, 2009, from 3.81% for the same period in 2008, partially offset by an increase in the average balance of interest-bearing liabilities of $24.1 million, or 17.6%, to $161.0 million for the nine months ended March 31, 2009, from $136.9 million for the same period in 2008.

      Interest expense on interest-bearing deposits decreased $177,000, or 8.3%, to $1.9 million for the nine months ended March 31, 2009, from $2.1 million for the same period in 2008. The decrease was primarily due to a 84 basis point decrease in the average cost of interest-bearing deposits to 2.44% for the nine months ended March 31, 2009, from 3.28% for the same period in 2008, partially offset by an increase in the average balance of interest-bearing deposits of $19.6 million, or 22.8%, to $105.6 million for the nine months ended March 31, 2009 from $86.0 million for the same period in 2008.

      Interest expense on FHLB short-term and long-term advances decreased $142,000 or 7.9%, to $1.6 million for the nine months ended March 31, 2009. The decrease was primarily due to a 77 basis point decrease in the average cost of FHLB short-term and long-term advances to 4.01% for the nine months ended March 31, 2009, from 4.78% for the same period in 2008, partially offset by an increase in the average balance of FHLB short-term and long-term advances of $4.8 million, or 9.7%, to $54.8 million for the nine months ended March 31, 2009 from $50.0 million for the same period in 2008.

      Net Interest Income. Net interest income increased $1.2 million, or 40.5%, to $4.3 million for the nine months ended March 31, 2009, from $3.1 million for the same period in 2008. The increase in net interest income was primarily the result of a 55 basis point increase in net interest margin to 3.14% for the nine months ended March 31, 2009, from 2.59% for the same period ended 2008 and by the $896,000 or 4.41%, increase in net average interest-earning assets to $21.2 million for the nine months ended March 31, 2009, from $20.3 million for the same period in 2008.

      Provision for Loan Losses. The provision for loan losses for the nine months ended March 31, 2009 was $182,000, compared to $8,000 for the nine months ended March 31, 2008, reflecting the increased risk in the loan portfolio resulting from the increase in commercial loans as a percentage of total loans. Loan charge-offs were $14,000 and loan recoveries were $8,000 for the nine months ended March 31, 2009, as compared to loan charge-offs of $6,000 and loan recoveries of $40,000 for the same period in 2008.

      Non-interest Income. Non-interest income increased $66,000, or 12.8%, to $579,000 for the nine months ended March 31, 2009, from $513,000 for the same period in 2008. The increase was primarily related to gains of $62,000 from the sale of $4.9 million in loans classified as available for sale. The gain included $37,000 of income related to the recognition of mortgage servicing assets. Customer service fees increased $12,000, or 2.5% and other fees increased $10,000, or 38.5%, while income from bank-owned life insurance (BOLI) decreased $18,000, or 88.9%, primarily due to an adjustment of the cash surrender value of variable BOLI.

      Non-interest Expense. Non-interest expense increased $286,000, or 7.0%, to $4.4 million for the nine months ended March 31, 2009, from $4.1 million for the same period in 2008. The increase in non-interest expense was primarily due to an increase in salaries and benefits, other general and administrative expenses and advertising expense, partially offset by a decrease in occupancy and equipment expense and professional fees. Salaries and benefits expense increased $268,000, or 12.5%, primarily due to $99,000 of costs associated with SERP agreements, which were restructured in June 2008, $19,000 of costs associated with one additional employee and a $33,000 increase in costs related to the Company's incentive plan. Occupancy expense decreased $70,000, or 10.6%, to $591,000 for the nine months ended March 31, 2009, from $661,000 for the same period in 2008, primarily due to a reduction of equipment depreciation related to the Company's main office. Data processing expense increased $14,000, or 5.3%, for the nine months ended March 31, 2009, from the same period in 2008. Professional fees decreased $61,000, or 20.2%, for the nine months ended March 31, 2009, from the same period in 2008, as 2008 expense included consulting fees associated with the implementation of compliance with SOX 404 and with the restructuring of the CASD agreements and the SERP agreements with certain executive officers of the Company. Advertising expense increased $57,000 or 44.8% to $185,000 for the nine months ended March 31, 2009 from $128,000 for the same period in 2008, primarily related to deposit promotional activities. Other general and administrative expenses increased $78,000, or 13.0%, to $678,000 for the nine months ended March 31, 2009, from the same period in 2008, primarily due to $43,000 in expenses associated with the sale of one OREO property, a $44,000 increase in FDIC deposit insurance, as a result of the FDIC's efforts to replenish its deposit insurance fund, which was reduced due to losses from several large troubled financial institutions and not related to our Company's activities, a $16,000, or 220.3% increase in service charges from other banks, due to a significant reduction in earnings credits used to pay for services, partially offset by a $36,000, or 89.2% reduction in fees associated with our overdraft privilege program. Additional changes to FDIC deposit assessment rules will likely result in further increases in deposit insurance for the Company.

      Income Taxes. The income before income taxes of $306,000 for the nine months ended March 31, 2009 resulted in an income tax provision of $112,000 for the nine months ended March 31, 2009, as compared to the loss before income taxes of $539,000 and income tax benefit of $247,000 for the nine months ended March 31, 2008. The $112,000 provision for income taxes for the nine months ended March 31, 2009 included $13,000 in additional state income tax provision, reflecting the one-time impact of a Massachusetts bill, "An Act Relative to Tax Fairness and Business Competitiveness", which was signed into law on July 3, 2008. The effective tax rates for the nine months ended March 31, 2009 and 2008 were 36.6% and 45.9%, respectively. The effective tax rate for the nine months ended March 31, 2008 reflected the tax impact of the restructuring of the CASD agreements.

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

                                                                                       Nine Months Ended March 31,
                                                    At March 31,       -------------------------------------------------------------
                                                        2009                        2009                           2008
                                                ---------------------  -----------------------------  ------------------------------
                                                             Weighted    Average                        Average
                                                Outstanding  Average   Outstanding            Yield/  Outstanding            Yield/
                                                  Balance      Rate      Balance    Interest   Rate     Balance    Interest   Rate
                                                -----------  --------  -----------  --------  ------  -----------  --------  -------
                                                                               (Dollars in thousands)
Interest-earning assets:
   Loans                                        $   169,797      6.01% $   160,433  $  7,240    6.02% $   133,437  $  6,107    6.10%
   Investment securities (1)                         20,265      3.70%      20,792       639    4.10%      22,666       828    4.87%
   Short-term investments                             1,421      0.10%       1,009         6    0.79%       1,095        34    4.14%
                                                -----------            -----------  --------          -----------  --------
      Total interest-earning assets                 191,483      5.72%     182,234     7,885    5.77%     157,198     6,969    5.91%
   Non-interest-earning assets                       13,130                 10,845        --                9,453        --
                                                -----------            -----------  --------          -----------  --------
   Total assets                                 $   204,613            $   193,079  $  7,885          $   166,651  $  6,969
                                                ===========            ===========  ========          ===========  ========

   Interest-bearing liabilities:
   Savings deposits                             $    10,976      0.11% $    10,216  $      9    0.12% $    10,823  $     22    0.27%
   NOW accounts                                       9,341      0.09%       9,309         9    0.13%       9,272        84    1.21%
   Money market accounts                             43,939      1.75%      37,384       637    2.27%      26,573       676    3.39%
   Certificates of deposit                           59,009      3.49%      48,734     1,282    3.51%      39,367     1,332    4.51%
                                                -----------            -----------  --------          -----------  --------
      Total interest-bearing deposits               123,265      2.31%     105,643     1,937    2.44%      86,035     2,114    3.28%
   FHLB advances                                     48,531      3.93%      54,837     1,650    4.01%      50,005     1,792    4.78%
   Repurchase agreements                                476      0.50%         527         2    0.51%         827         6    0.97%
                                                -----------            -----------  --------          -----------  --------
      Total interest-bearing liabilities            172,272      2.76%     161,007     3,589    2.97%     136,867     3,912    3.81%
Non-interest-bearing liabilities:
   Demand deposits                                   13,138                 13,544                         11,582
   Other non-interest-bearing liabilities             2,010                  1,467                            674
                                                -----------            -----------                    -----------
Total liabilities                                   187,420                176,018                        149,123
   Stockholders' equity                              17,193                 17,061                         17,528
                                                -----------            -----------                    -----------
      Total liabilities and equity              $   204,613            $   193,079                    $   166,651
                                                ===========            ===========                    ===========

Net interest income                                                                 $  4,296                       $  3,057
                                                                                    ========                       ========
Net interest rate spread (2)                                     2.96%                          2.80%                          2.10%
Net interest-earning assets (3)                 $    19,211            $    21,227                    $    20,331
                                                ===========            ===========                    ===========
Net interest margin (4)                                                                         3.14%                          2.59%
Average of interest-earning
   assets to interest-bearing
   liabilitities                                               111.15%                        113.18%                        114.85%

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

                                               Nine Months Ended March 31,
                                                       2009 vs. 2008
                                           -------------------------------------
                                           Increase (Decrease) Due to
                                           --------------------------
                                              Volume        Rate          Net
                                            ---------      -------      ------
                                                       (In thousands)
Interest-earning assets:
Loans                                       $   1,236      $  (103)     $1,133
Investment securities                             (68)        (121)       (189)
Short-term investments                             (3)         (25)        (28)
                                            ---------      -------      ------

   Total interest-earning assets                1,165         (249)        916
                                            ---------      -------      ------

Interest-bearing liabilities:
Savings deposits                                   (1)         (12)        (13)
NOW accounts                                       --          (75)        (75)
Money market accounts                             275         (314)        (39)
Certificates of deposit                           317         (367)        (50)
                                            ---------      -------      ------
Total interest-bearing deposits                   591         (768)       (177)
FHLB advances                                     173         (315)       (142)
Repurchase agreements                              (2)          (2)         (4)
                                            ---------      -------      ------
   Total interest-bearing liabilities             762       (1,085)       (323)
                                            ---------      -------      ------

Change in net interest income               $     403      $   836      $1,239
                                            =========      =======      ======

      Liquidity Management. Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments and maturities and sales of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company began to sell loans to the secondary market during the current quarter and expects to continue to utilize this strategy in future periods.

      We regularly adjust our investments in liquid assets based upon our assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and securities, and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short- and intermediate-term securities.

      Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2009, cash and cash equivalents totaled $7.6 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $11.7 million at March 31, 2009. Our policies also allow for access to the wholesale funds market for up to 50.0% of total assets, or $102.3 million. At March 31, 2009, we had $48.5 million in FHLB advances outstanding and $901,000 in brokered certificates of deposit, allowing the Company access to an additional $52.9 million in wholesale funds based on policy guidelines.

      At March 31, 2009, we had $2.7 million in loan commitments outstanding, none of which are intended for sale in the secondary market. In addition to commitments to originate loans, we had $19.4 million in unadvanced funds to borrowers. Related to our secondary market activities, we had $4.5 million of forward loan sale commitments at March 31, 2009, the fair value of which approximated zero at March 31, 2009. These forward loan sale commitments were used to offset the interest rate risk associated with uncommitted mortgage loans, which have had their interest rate locked by our customers. Certificates of deposit due within one year of March 31, 2009 totaled $29.4 million, or 21.6% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit or other wholesale funding options. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2009. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

      We have no material commitments or demands that are likely to affect our liquidity other than set forth below. In the event loan demand were to increase at a pace greater than expected, or any unforeseen demand or commitment were to occur, we would access our borrowing capacity with the FHLB and other wholesale market sources.

      Our primary investing activities are the origination of loans and the purchase of securities. During the nine months ended March 31, 2009, we originated $51.0 million of loans and purchased $2.5 million in investment securities. We also sold $4.9 million in residential mortgage loans for the nine months ended March 31, 2009.

      Financing activities consist primarily of activity in deposit accounts, FHLB borrowings and advances and the sale of residential mortgages. We experienced a net increase in total deposits of $30.1 million for the nine months ended March 31, 2009. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive.

      FHLB borrowings and advances reflected a net decrease of $10.8 million during the nine months ended March 31, 2009. FHLB borrowings and advances have primarily been used to fund loan demand and purchase securities.

      Capital Management. The Bank is subject to various regulatory capital requirements including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2009, the Bank exceeded all of its regulatory capital requirements and is considered "well capitalized" under regulatory guidelines.

      The OTS, as the primary federal regulator of federal savings banks, periodically recommends certain of those institutions take voluntary steps to reduce risk to the institutions and the federal deposit insurance fund. Management believes in light of the current economic environment, the OTS requested and the Bank's board of directors agreed on October 27, 2008 to certain voluntary constraints on the Bank's 2009 leveraged growth strategy. Moreover, the Bank does not expect any of these standards to materially impair its execution of its business plan. The OTS has agreed to revisit these voluntary constraints from time to time. The voluntary constraints are as follows: (i) the Bank will maintain a Tier one (core) capital ratio of at least 7.1%; and (ii) in the event the Tier one (core) capital ratio decreases below 7.5%, the ratio of "high-risk" loans, as defined, to Tier one (core) capital would not exceed 350%; the ratio of classified assets to Tier one (core) capital (plus the allowance for loan losses) would not exceed 15%; and the ratio of nonperforming assets to total assets would not exceed 1.5%. As of March 31, 2009, the Bank's Tier one capital ratio was 7.16% compared to the requested target of 7.50%. On May 12, 2009, the Company down-streamed $750,000 of cash to the Bank, which increased the Bank's Tier one capital and brought the Bank into compliance with the requested target. The Company has an additional $1.1 million of cash available to down-stream to the Bank to support its future capital needs.

      On November 14, 2008 the Company filed an application under the United States Treasury's Capital Purchase Program, which is part of the United States Treasury's Emergency Economic Stabilization Act of 2008. The application requested $4.1 million in senior preferred stock and will require that the Company issue common stock warrants representing 15% of the ultimate amount of senior preferred stock issued. While the Company and the Bank are both well-capitalized, participation in the program is expected to enhance the Company's flexibility in meeting future capital needs that may arise. Our application is under review by the United States Treasury. The Company has not made a final determination as to participation in the program.

      Off-Balance Sheet Arrangements. For the nine months ended March 31, 2009, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

            Not applicable to smaller reporting companies.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

            Not applicable

Item 1A. Risk Factors

            Not applicable to smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

            a)    Not applicable

            b)    Not applicable

            c) The Company did not repurchase any shares during the quarter ended March 31, 2009.

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

                                    GEORGETOWN BANCORP, INC.
                                         (Registrant)

Date: May 12, 2009                  /s/ Robert E. Balletto
                                    -------------------------------------
                                    Robert E. Balletto
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)

                                    /s/ Joseph W. Kennedy
                                    -------------------------------------
                                    Joseph W. Kennedy
                                    Senior Vice President, Treasurer and Chief
                                    Financial Officer
                                    (Principal Accounting and Financial Officer)