Form 10-K
period 2009-06-30
Georgetown Bancorp, Inc.
filed 2009-09-28
CIK 1302709

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 2009

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from __________ to __________

                       Commission File Number: 000-51102

                            GEORGETOWN BANCORP, INC.
                 ----------------------------------------------
              (Exact name of registrant as specified in its charter)

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

                                 (978) 352-8600
                -----------------------------------------------
                (Registrant's Telephone Number including area code)

          Securities Registered Pursuant to Section 12(b) of the Act:

                                      NONE
                                      ----

          Securities Registered Pursuant to Section 12(g) of the Act:

                    COMMON STOCK, PAR VALUE $0.10 PER SHARE
                    ---------------------------------------
                                (Title of Class)

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  [ ]  No  [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. Yes [ ] No [X]

Indicate by check mark if the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements  incorporated  by  reference  in  Part  III  of  the Form 10-K or any
amendment  to  this  Form  10-K.  Yes  [X]     No  [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer [ ] Accelerated Filer [ ] Non-Accelerated Filer [ ] Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes   [ ]    No  [X]

As of September 25, 2009, there were 2,638,387 shares issued and outstanding of the Registrant's Common Stock, including 1,527,487 shares owned by Georgetown Bancorp, MHC. The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of the Common Stock as of December 31, 2008 was $3.7 million.

                      DOCUMENTS INCORPORATED BY REFERENCE

1.     Portions  of  Annual  Report  to  Stockholders  (Part  II)

2.     Proxy  Statement  for  the 2009 Annual Meeting of Stockholders (Part III)

                            GEORGETOWN BANCORP, INC.
                           ANNUAL REPORT ON FORM 10-K
                           FOR THE FISCAL YEAR ENDED
                                 JUNE 30, 2009


                               TABLE OF CONTENTS

ITEM                                PART I                                  PAGE
1        BUSINESS                                                              1
1A       RISK FACTORS                                                         37
1B       UNRESOLVED STAFF COMMENTS                                            37
2        PROPERTIES                                                           37
3        LEGAL PROCEEDINGS                                                    37
4        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  37

                                    PART II

5        MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
         STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES        38
6        SELECTED FINANCIAL DATA                                              38
7        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS                                                38
7A       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK           39
8        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                          39
9        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE                                             39
9A(T)    CONTROLS AND PROCEDURES                                              39
9B       OTHER INFORMATION                                                    40

                                    PART III

10       DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE              40
11       EXECUTIVE COMPENSATION                                               40
12       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS                       40
13       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
         DIRECTOR INDEPENDENCE                                                40
14       PRINCIPAL ACCOUNTING FEES AND SERVICES                               40

                                    PART IV

15       EXHIBITS AND FINANCIAL STATEMENT SCHEDULES                           41

         SIGNATURES                                                           43

         Exhibit 13     Annual Report to Shareholders
         Exhibit 31.1   Certificate of Chief Executive Officer Pursuant  to
                        Section 302 of the Sarbanes-Oxley Act of 2002
         Exhibit 31.2   Certificate of Chief Financial Officer Pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002
         Exhibit 32.1   Certificate of Chief Executive Officer and
                        Chief Financial Officer Pursuant to
                        Section 906 of the Sarbanes-Oxley Act of 2002

                                     PART I

ITEM 1.     BUSINESS
--------------------

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

GENERAL

     Our principal business has consisted of attracting retail deposits from the general public primarily in Essex County, Massachusetts and investing those deposits, together with funds generated from operations, primarily in one-to-four family residential mortgage loans, multi-family and commercial real estate loans, construction loans, home equity loans and lines of credit, commercial loans, consumer loans, in the eastern Massachusetts and southern New Hampshire regions, as well as investing in investment securities. The Company's strategic plan includes a greater emphasis on developing commercial business activities, both deposit and lending customer relationships. The strategic plan also calls for the development of a mortgage banking operation, which was started during fiscal 2009.

     Our revenues are derived principally from interest on loans and securities. We also generate revenues from fees and service charges and other income. Our primary sources of funds are deposits, borrowings and principal and interest payments on loans and securities.

RISK FACTORS

     Our loan portfolio includes loans with a higher risk of loss. Georgetown Savings Bank originates commercial and industrial loans, commercial real estate loans, consumer loans, and residential mortgage loans generally within our primary lending market area. Georgetown Savings Bank is developing and implementing a lending strategy that focuses less on residential real estate lending and more on servicing commercial customers, including increased emphasis on commercial and industrial lending and commercial deposit relationships. Commercial and industrial loans, commercial real estate loans, and consumer loans may expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans may not be sold as easily as residential real estate. In addition, commercial real estate and commercial and industrial loans may also involve relatively large loan balances to individual borrowers or groups of borrowers. These loans also have greater credit risk than residential real estate for the following reasons:

  - Commercial and Industrial Loans- Repayment is generally dependent upon the successful operation of the borrower's business.

  - Commercial Real Estate Loans- Repayment is dependent on income being generated in amounts sufficient to cover operating expenses and debt service.

  - Consumer Loans- Consumer loans are collateralized, if at all, with assets that may not provide an adequate source of payment of the loan due to depreciation, damage or loss.

     The United States' economy entered a recession in the fourth quarter of 2007. Throughout the course of 2008 and in the first quarter of 2009, economic conditions continued to worsen, due in large part to the fallout from the collapse of the sub-prime mortgage market. While we did not originate or invest in sub-prime mortgages, our lending business is tied, in large part, to the real estate market, which has been dramatically weakened by the recession. Although most of our lending is located in the eastern Massachusetts and southern New Hampshire markets, which we believe have been less adversely affected by the recession than some other areas of the country, we remain vulnerable to adverse changes in the real estate market.

     The Federal Deposit Insurance Corporation ("FDIC") has imposed an emergency assessment on financial institutions, which decreased our earnings in fiscal 2009. In addition, new obligations assumed by the FDIC may result in higher premiums in the future. On May 22, 2009, the FDIC adopted a one-time special assessment of 5 basis points on each FDIC-insured depository institution's assets minus its Tier 1 capital as of June 30, 2009. This special assessment is payable by September 30, 2009 and resulted in additional non-interest expense of $93,000 based on our assets and Tier 1 capital as of March 31, 2009. The amount was fully accrued in the period ended June 30, 2009. In addition, the FDIC may assess additional special premiums in the future.

     The FDIC has assumed significant additional obligations during the last several years as a result of (i) a significant increase in bank and thrift failures, (ii) an increase in obligations assumed in assisted mergers, (iii) the implementation of the Temporary Liquidity Guarantee Program, (iv) the increase in the deposit insurance maximum to $250,000 and (v) the FDIC's new role in guaranteeing financing in the U.S. Treasury's Public-Private Investment Program. To finance these new obligations, Congress has recently increased the FDIC's authority to borrow from the U.S. Treasury to $100 billion. Many observers believe the FDIC will need to revise its regular assessment rates and/or implement additional special assessments in order to pay for this. In this regard, the FDIC has already changed its special assessment base from deposits to assets, which is expected to result in an increase in our FDIC assessment since we finance our operations through Federal Home Loan Bank advances as well as deposits.

     The U.S. Treasury Department recently released a legislative proposal that would implement sweeping changes to the current bank regulatory structure. The proposal would create a new federal banking regulator, the National Bank Supervisor, and merge our current primary federal regulator, the OTS, as well as the Office of the Comptroller of the Currency (the primary federal regulator for national banks) into this new federal bank regulator. The proposal would also eliminate federal savings associations and require all federal savings associations, such as Georgetown Savings Bank, to elect, within six months of the effective date of the legislation, to convert to either a national bank, state bank or state savings association. A federal savings association that does not make the election would, by operation of law, be converted into a national bank within one year of the effect date of the legislation.

     If Georgetown Savings Bank is required to convert to a national bank, Georgetown Bancorp, MHC and Georgetown Bancorp, Inc. would become bank holding companies subject to supervision by the Board of Governors of the Federal Reserve System (the "Federal Reserve") as opposed to the OTS. The Federal Reserve has historically looked to OTS regulations in its regulation of mutual holding companies and processing of mutual holding company applications; however, it is not obligated to follow such regulations. One important OTS regulation that the Federal Reserve does not follow relates to the ability of mutual holding companies to waive the receipt of dividends declared on the common stock of their stock holding company or savings bank subsidiaries. While OTS regulations permit mutual holding companies to waive the receipt of dividends, subject to filing a notice with the OTS and receiving its non-objection, the Federal Reserve's current policy is to prohibit mutual holding companies from waiving the receipt of dividends so long as the subsidiary savings bank is well capitalized. Moreover, OTS regulations provide that it will not take into account the amount of waived dividends in determining an appropriate exchange ratio for minority shares in the event of the conversion of a mutual holding company to stock form. If the OTS is eliminated, the Federal Reserve becomes the exclusive regulator of mutual holding companies, and the Federal Reserve retains its current policy regarding dividend waivers by mutual holding companies, Georgetown Bancorp, MHC would not be permitted to waive the receipt of dividends declared by Georgetown Bancorp, Inc. This would have an adverse impact on our ability to pay dividends and, consequently, the value of our common stock. While management believes that there are several reasons why the Federal Reserve's policy should change to conform to current OTS regulations, we cannot assure you that this would occur.

     We own common stock of the Federal Home Loan Bank of Boston. We are required to hold this stock in order to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the Federal Home Loan Bank of Boston's advance program. The aggregate cost of our Federal Home
Loan Bank of Boston common stock as of June 30, 2009 was $3.1 million based on its par value. There is no market for our Federal Home Loan Bank of Boston common stock.

     Recent published reports indicate that several banks in the Federal Home Loan Bank System may be subject to asset quality and other risks that could adversely affect its regulatory capital level. In an extreme situation, it is possible that the capital of the Federal Home Loan Bank of Boston could be substantially diminished or reduced to zero. This would have a significant adverse impact on our liquidity as we have relied on borrowings from the FHLB of Boston to fund a portion of our operations and as a source of liquidity. Consequently, we believe that there is a risk that our investment in Federal Home Loan Bank of Boston common stock could be impaired at some time in the future, and if this occurs, it would cause our earnings and stockholders' equity to decrease by the amount of the impairment charge.

     On February 26, 2009, the Federal Home Loan Bank of Boston reported a net annual loss of $73.2 million. The loss was primarily due to an other-than-temporary impairment charge of $339.1 million on its private-label mortgage backed securities portfolio. The Federal Home Loan Bank of Boston believes that it will recover a substantial portion of the impairment losses over time and expects to hold the securities until maturity. As a result of the loss, the Federal Home Loan Bank of Boston also announced that the dividend paid on its common stock has been suspended indefinitely. We believe that the payment of any dividends in fiscal 2010 is unlikely. The continued suspension of the dividends will decrease our income. Consequently, we believe that there is a risk that our investment in Federal Home Loan Bank of Boston common stock could be deemed other-than-temporarily impaired at some time in the future and if this occurs, it would cause our earnings and stockholders' equity to decrease by the after-tax amount of the impairment charge. We have been notified by the Federal Home Loan Bank of Boston that future dividend levels may be different from past levels, and a reduction or elimination of the dividend would reduce our earnings.

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

     Changes in interest rates could adversely affect our results of operations and financial condition. Our profitability depends substantially on our net interest income, which is the difference between the interest income earned on our interest-earning assets and the interest expense paid on our interest-bearing liabilities. Increases in interest rates may decrease loan demand and make it more difficult for borrowers to repay adjustable-rate loans. In addition, as market interest rates rise, we will have competitive pressures to increase the rates we pay on deposits, which will result in a decrease of our net interest income.

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

     Our local economy may affect our future growth possibilities. Our current primary market area is principally located in eastern Massachusetts and southern New Hampshire. Our future growth opportunities depend on the growth and stability of our regional economy and our ability to expand our market area. A downturn in our local economy may limit funds available for deposit and may negatively affect our borrowers' ability to repay their loans on a timely basis, both of which could have an impact on our profitability.

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

     We operate in a highly regulated environment, and changes in laws and regulations to which we are subject may adversely affect our results of operations. Georgetown Savings Bank is subject to extensive regulation, supervision and examination by the OTS, as its chartering authority, and by the Federal Deposit Insurance Corporation (the "FDIC") as the insurer of its deposits up to certain limits. In addition, the OTS regulates and oversees Georgetown Bancorp, Inc. and Georgetown Bancorp, MHC. We also belong to the Federal Home Loan Bank System and, as a member of such system, we are subject to certain limited regulations promulgated by the Federal Home Loan Bank of Boston (the "FHLB"). This regulation and supervision limits the activities in which we may engage. The purpose of regulation and supervision is primarily to protect our depositors and borrowers and, in the case of FDIC regulation, the FDIC's insurance fund. The Company has already experienced a significant increase in FDIC insurance premiums as a result of economic factors, resulting in the reduction of the insurance fund. The Company expects further increases in FDIC insurance premiums. Regulatory authorities have extensive discretion in the exercise of their supervisory and enforcement powers. They may, among other things, impose restrictions on the operation of a banking institution, the classification of assets by such institution and such institution's allowance for loan losses. Regulatory and law enforcement authorities also have wide discretion and extensive enforcement powers under various consumer protection and civil rights laws, including the Truth-in-Lending Act, the Equal Credit Opportunity Act, the Fair Housing Act, and the Real Estate Settlement Procedures Act. Any change in the laws or regulations applicable to us, or in banking regulators' supervisory policies or examination procedures, whether by the OTS, the FDIC, other state or federal regulators, or the United States

Congress could have a material adverse effect on our business, financial condition, results of operations and cash flows.

     Competition in our primary market areas may reduce our ability to attract and retain deposits and originate loans. We operate in a competitive market for both attracting deposits, which is our primary source of funds, and originating loans. Historically, our most direct competition for savings deposits has come from credit unions, community banks, large commercial banks and thrift institutions in our primary market area. Particularly in times of extremely low or extremely high interest rates, we have faced additional significant competition for investors' funds from brokerage firms and other firms' short-term money market securities and corporate and government securities. Our competition for loans comes principally from mortgage brokers, commercial banks, other thrift institutions, and insurance companies. Such competition for the origination of loans and deposits may limit our future growth and earnings prospects.

     Our charter and bylaws may prevent a transaction you may favor or limit our growth opportunities, which could cause the market price of our common stock to decline. Certain provisions of our charter and bylaws and applicable provisions of federal law and regulations may delay, inhibit or prevent an organization or person from gaining control of Georgetown Bancorp, Inc. through a tender offer, business combination, proxy context or some other method, even though you might be in favor of the transaction.

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

MARKET  AREA

     We primarily serve communities located in Essex County, Massachusetts for deposit products and the eastern Massachusetts and southern New Hampshire regions for lending products.

     Essex County is located in the northeastern portion of Massachusetts, a largely suburban area adjacent to the city of Boston. Georgetown is located 30 miles north of Boston near Interstate 95, the major north-south highway that runs along the East Coast of the United States. Consistent with suburban areas located near large metropolitan areas in general, the economy in Georgetown Savings Bank's primary deposit market area is based on a mixture of service, manufacturing, wholesale/retail trade, and state and local government. The primary deposit market area also serves as a bedroom community for individuals employed in nearby Boston. Maintaining operations near a large metropolitan area serves as a benefit to Georgetown Savings Bank in periods of economic growth, while at the same time fosters significant competition for financial services. Future growth opportunities for Georgetown Savings Bank depend in part on national economic growth factors, the future economic growth in our primary deposit market area and the intensity of the competitive environment for financial services. The eastern Massachusetts and southern New Hampshire regions have similar characteristics as Essex County.

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

LENDING  ACTIVITIES

     Our principal lending activity has been the origination of first mortgage loans for the purchase or refinancing of one-to-four family residential real property. We have historically retained all loans that we originate, although we will occasionally enter into loan participations. The Company's strategic plan includes a greater emphasis on developing commercial business activities, both deposit and lending customer relationships. We have been successful in executing this part of our strategic plan, as total commercial loans were 26.3% of total loans as of June 30, 2009, compared to 19.0% as of June 30, 2008. In accordance with the strategic plan initiative of the development of a mortgage banking operation, the Company sold $11.7 million in residential loans in the secondary market generating $214,000 in non-interest income. We expect to have a greater emphasis in this activity in the future. One-to-four family residential real estate mortgage loans represented $82.1 million, or 49.7% of our total loan portfolio at June 30, 2009, compared to 59.4% as of June 30, 2008. We also offer construction loans, home equity loans and lines of credit and to a lesser extent, consumer loans. At June 30, 2009, construction loans totaled $22.7 million, or 13.7% of our loan portfolio and home equity loans and lines of credit totaled $16.6 million, or 10.1% of our loan portfolio. We also originate consumer loans that are not secured by real estate, including automobile loans, deposit account loans and unsecured personal loans. At June 30, 2009, such loans totaled $328,000, or 0.2% of our loan portfolio.

     LOAN PORTFOLIO COMPOSITION. The following table sets forth the composition of our loan portfolio by type of loan as of the dates indicated.

                                                                      At June 30,
                       -------------------------------------------------------------------------------------------------------
                               2009                 2008                 2007                 2006                 2005
                       -------------------  -------------------  -------------------  -------------------  -------------------
                        Amount     Percent   Amount     Percent   Amount     Percent   Amount     Percent   Amount     Percent
                       ---------  --------  ---------  --------  ---------  --------  ---------  --------  ---------  --------
                                                                (Dollars in thousands)
Residential loans:
  One-to-four family   $ 82,140     49.73%  $ 88,992     59.35%  $ 93,806     72.97%  $ 94,417     72.84%  $ 87,214     75.50%
  Home equity loans
  and lines of credit    16,592     10.05     11,565      7.71     10,304      8.01     10,614      8.19      8,589      7.43
                       ---------  --------  ---------  --------  ---------  --------  ---------  --------  ---------  --------
Total residential
mortgage loans           98,732     59.78    100,557     67.06    104,110     80.98    105,031     81.03     95,803     82.93

Commercial loans:
  One-to-four
  family real estate      4,795      2.90      1,953      1.30          -         -          -         -          -         -
  Multi-family
  real estate             8,226      4.98      3,601      2.40        975      0.76          -         -          -         -
  Non-residential
  real estate            22,015     13.33     17,380     11.59     13,581     10.56     11,891      9.17      9,847      8.52
  Commercial              8,389      5.08      5,607      3.74      2,157      1.68      1,486      1.15      1,510      1.31
                       ---------  --------  ---------  --------  ---------  --------  ---------  --------  ---------  --------
Total
commercial loans         43,425     26.29     28,541     19.03     16,713     13.00     13,377     10.32     11,357      9.83

Construction loans:
  One-to-four family     13,327      8.07     11,210      7.47      2,589      2.01      9,411      7.26      7,304      6.32
  Multi-family            2,786      1.69      7,293      4.86      2,833      2.20          -         -          -         -
  Non-residential         6,552      3.97      1,883      1.26      1,565      1.22      1,179      0.91        690      0.60
                       ---------  --------  ---------  --------  ---------  --------  ---------  --------  ---------  --------
Total
construction loans       22,665     13.73     20,386     13.59      6,987      5.43     10,590      8.17      7,994      6.92

Consumer                    328      0.20        486      0.32        763      0.59        617      0.48        372      0.32
                       ---------  --------  ---------  --------  ---------  --------  ---------  --------  ---------  --------

Total loans             165,150    100.00%   149,970    100.00%   128,573    100.00%   129,615    100.00%   115,526    100.00%
                                  ========             ========             ========             ========             ========

Other items:
Net deferred
loan costs                  130                  151                  165                  179                  137
Allowance for
loan losses              (1,455)              (1,212)              (1,079)              (1,016)                (882)
                       ---------            ---------            ---------            ---------            ---------

Total loans, net       $163,825             $148,909             $127,659             $128,778             $114,781
                       =========            =========            =========            =========            =========

     LOAN PORTFOLIO MATURITIES AND YIELDS. The following table summarizes the scheduled repayments of our loan portfolio at June 30, 2009. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

                           Residential                                              Commercial
            ------------------------------------------  -----------------------------------------------------------------
                                    Home Equity Loans
                                           and
             One-to-four family      Lines of Credit     One-to-four family        Multi-family         Non-residential
            --------------------  --------------------  --------------------  ---------------------  --------------------
                       Weighted              Weighted              Weighted               Weighted              Weighted
                        Average               Average               Average               Average                Average
             Amount      Rate      Amount      Rate      Amount      Rate      Amount       Rate      Amount      Rate
            ---------  ---------  ---------  ---------  ---------  ---------  ---------  ----------  ---------  ---------
                                                                  (Dollars in thousands)
Due During
the Years
Ending
June 30,
2010        $     935      6.27%  $     200      5.00%  $     240      5.00%  $       -         - %  $     958      5.82%
2011               73      5.63           8      6.25         679      3.25           -          -         685      7.31
2012              225      6.97         107      5.52         408      6.00       1,600       7.00       2,630      7.78
2013-2014       3,158      4.96          68      6.69         519      6.72       1,081       6.57       3,182      7.04
2015-2019      12,713      5.18       1,533      6.74       2,239      6.94       5,239       7.02       9,016      6.80
2020-2024       5,969      5.65       3,259      4.61           -         -         144       7.00       2,029      6.65
2025
and beyond     59,067      5.70      11,417      3.98         710      6.69         162       7.75       3,515      6.98
            ---------             ---------             ---------             ---------              ---------

     Total  $  82,140      5.60%  $  16,592      4.39%  $   4,795      6.18%  $   8,226       6.97%  $  22,015      6.94%
            =========             =========             =========             =========              =========

                 Commercial
            --------------------

                 Commercial
            --------------------
                       Weighted
                        Average
             Amount      Rate
            ---------  ---------

Due During
the Years
Ending
June 30,
2010        $   1,018      4.80%
2011              824      7.86
2012              136      6.44
2013-2014       2,080      5.06
2015-2019       3,974      4.76
2020-2024           -         -
2025
and beyond        357      3.35
            ---------

     Total  $   8,389      5.11%
            =========

                                      Construction
            ---------------------------------------------------------------
             One-to-four family       Multi-family         Non-residential          Consumer               Total
            --------------------  --------------------  --------------------  --------------------  --------------------
                       Weighted              Weighted              Weighted              Weighted              Weighted
                        Average               Average               Average               Average               Average
             Amount      Rate      Amount      Rate      Amount      Rate      Amount      Rate      Amount      Rate
            ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                                       (Dollars in thousands)
Due During
the Years
Ending
June 30,
2010        $   8,200      7.17%  $   1,099      7.45%  $   2,000      7.00%  $     119     13.66%  $  14,769      6.85%
2011            2,971      7.17       1,687      7.20           -         -          45      8.46       6,972      6.88
2012                -         -           -         -           -         -          77      8.30       5,183      7.29
2013-2014           -         -           -         -       2,127      6.75          62      7.32      12,277      6.06
2015-2019           -         -           -         -       2,425      6.95           -         -      37,139      6.07
2020-2024           -         -           -         -           -         -           -         -      11,401      5.55
2025
and beyond      2,156      6.07           -         -           -         -          25      4.52      77,409      5.52
            ---------             ---------             ---------             ---------             ---------
     Total  $  13,327      6.99%  $   2,786      7.30%  $   6,552      6.90%  $     328      9.79%  $ 165,150      5.92%
            =========             =========             =========             =========             =========

The following table sets forth the scheduled repayments of fixed and adjustable-rate loans at June 30, 2009 that are contractually due after June 30, 2010.

                                         Due After June 30, 2010
                                  -------------------------------------
                                     Fixed      Adjustable     Total
                                  -----------  -----------  -----------
                                         (Dollars in thousands)
Residential:
  One-to-four family              $    53,347  $    27,858  $    81,205
  Home equity loans and lines
    lines of credit                     3,814       12,578       16,392
                                  -----------  -----------  -----------
Total residential mortgage loans       57,161       40,436       97,597

Commercial:
  One-to-four family real estate        2,003        2,552        4,555
  Multi-family real estate              4,818        3,408        8,226
  Non-residential real estate          12,044        9,013       21,057
  Commercial                            1,969        5,402        7,371
                                  -----------  -----------  -----------
Total commercial loans                 20,834       20,375       41,209

Construction:
  One-to-four family real estate        3,912        1,215        5,127
  Multi-family real estate              1,687            -        1,687
  Non-residential real estate           4,552            -        4,552
                                  -----------  -----------  -----------
Total construction                     10,151        1,215       11,366

Consumer                                  149           60          209
                                  -----------  -----------  -----------

      Total loans                 $    88,295  $    62,086  $   150,381
                                  ===========  ===========  ===========

     ONE-TO-FOUR FAMILY RESIDENTIAL LOANS. At June 30, 2009, $82.1 million, or 49.7% of our loan portfolio, consisted of one-to-four family residential mortgage loans. Historically, we have generally retained for our portfolio all loans that we originate. However, the Company's strategic plan includes a portion of residential loan originations being sold, both on a servicing retained and servicing released basis. The Company sold $11.7 million in residential mortgages during 2009, as we began the development of our mortgage banking operation. One-to-four family mortgage loan originations are generally obtained from our outside and in-house loan representatives, from existing or past customers, through advertising, and through referrals from local real estate brokers and attorneys and are underwritten pursuant to Georgetown Savings Bank's policies and standards. Generally, one-to-four family residential mortgage loans are originated in amounts up to 80% of the lesser of the appraised value or purchase price of the property, with private mortgage insurance required on loans with a loan-to-value ratio in excess of 80%. Fixed-rate mortgage loans generally are originated for terms of 10, 15, 20, 25, 30 and 40 years. Generally, all fixed-rate residential mortgage loans are underwritten according to secondary market policies and procedures.

     We also offer adjustable-rate mortgage loans for one-to-four family properties, primarily with an interest rate based on the one-year Constant Maturity Treasury Bill Index, which adjusts annually from the outset of the loan or which adjusts annually after a three-or five-year initial fixed-rate period. We originated $4.0 million of adjustable-rate one-to-four family residential loans during the fiscal year ended June 30, 2009, as compared to total originations of $31.5 million one-to-four family residential loans during the same period, $12.0 million of which were originated for sale. Our adjustable-rate mortgage loans generally provide for maximum rate adjustments of 2% per adjustment, with a lifetime maximum adjustment up to 6%, regardless of the initial rate. Our adjustable-rate mortgage loans amortize over terms of up to 30 years. Generally, all adjustable-rate residential mortgage loans are underwritten according to secondary market policies and procedures.

     Adjustable-rate mortgage loans decrease the risk associated with changes in market interest rates by periodically repricing, but involve other risks because, as interest rates increase, the underlying payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustments permitted by our loan documents and, therefore, the effectiveness of adjustable-rate mortgage loans may be limited during periods of rapidly rising interest rates. At June 30, 2009, $27.9 million, or 33.9% of our one-to-four family residential loans, had adjustable-rates of interest.

     In an effort to provide financing for first-time homebuyers, we offer our own first-time homebuyer loan program. This program offers one-to-four family residential mortgage loans to qualified individuals. These loans are offered with terms and adjustable and fixed-rates of interest similar to our other one-to-four family mortgage loan products, except that adjustable-rate loans provide for a maximum rate adjustment of 1% per adjustment. With this program, borrowers do not pay any loan origination fees. Such loans must be secured by an owner-occupied residence. These loans are originated using similar underwriting guidelines as our other one-to-four family mortgage loans. Such loans are originated in amounts of up to 95% of the lower of the property's appraised value or the sale price. Private mortgage insurance is required for loans with loan-to-value ratios of over 80%.

     All residential mortgage loans that we originate include "due-on-sale" clauses, which give us the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid. Regulations limit the amount that a savings bank may lend relative to the appraised value of the real estate securing the loan, as determined by an appraisal of the property at the time the loan is originated. All borrowers are required to obtain title insurance for the benefit of Georgetown Savings Bank. We also require homeowner's insurance and fire and casualty insurance and, where circumstances warrant, flood insurance on properties securing real estate loans. Our loan policy provides that we will not originate loans secured by real estate that contains underground fuel storage tanks. At June 30, 2009, our largest residential mortgage loan had a principal balance of $1.3 million and was secured by a residence located in Salisbury, Massachusetts. This loan was performing in accordance with its repayment terms.

     HOME EQUITY LOANS AND HOME EQUITY LINES OF CREDIT. We also offer home equity loans and home equity lines of credit, both of which are secured by one-to-four family residences. At June 30, 2009, home equity loans and equity lines of credit totaled $16.6 million, or 10.1% of total loans. Additionally, at June 30, 2009, the unadvanced amounts of home equity lines of credit totaled $11.7 million. The underwriting standards utilized for home equity loans and equity lines of credit include a determination of the applicant's credit history, an assessment of the applicant's ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan. The combined loan-to-value ratio for home equity loans and equity lines of credit is generally limited to 80%. Home equity loans are offered with fixed-rates of interest and with terms of up to 15 years. Our home equity lines of credit have adjustable-rates of interest that are generally equal to the prime rate, as reported in The Wall Street Journal, plus 1.00% with a floor rate of 5.00%.

     COMMERCIAL REAL ESTATE LOANS. We originate commercial real estate loans, including commercial lines of credit, generally in our primary lending market area, that are secured by properties used for business purposes such as small office buildings or retail facilities, five or more unit apartment buildings and one-to-four family properties. At June 30, 2009, commercial real estate mortgage loans totaled $35.0 million, which amounted to 21.2% of total loans. Our real estate underwriting policies provide that such loans may be made in amounts of up to 80% of the appraised value of the property, provided such loan complies with our loans-to-one borrower limit for these types of loans. Our loans-to-one borrower limit is 15% of Georgetown Savings Bank's unimpaired capital, which, at June 30, 2009 was $2.5 million. Our commercial real estate loans may be made with terms of up to 10 years with an amortization of 25 years and are offered with interest rates that are fixed or adjust periodically and are generally indexed to FHLB advance rates. In reaching a decision on whether to make a commercial real estate loan, we consider the net operating income of the property, the borrower's expertise and credit history, and the profitability of the underlying business and the value of the underlying property. In addition, with respect to real estate rental properties, we will also consider the term of the lease and the quality of the tenants. We generally require that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.25 times. Environmental surveys are generally required for commercial real estate loans. Generally, commercial real estate loans made to corporations, partnerships and other business entities require the principals to execute the loan agreements in their individual capacity, as well as signing on behalf of such business entity.

     A commercial borrower's financial information is monitored on an ongoing basis by requiring periodic financial statement updates, payment history reviews and periodic face-to-face meetings with the borrower. We require commercial borrowers to provide annually updated financial statements and federal tax returns. These requirements also apply to the individual principals of our commercial borrowers. We also require borrowers with rental investment property to provide an annual report of income and expenses for the property, including a tenant list and copies of leases, as applicable. The largest commercial real estate loan in our portfolio at June 30, 2009 was a $2.3 million loan collateralized by commercial property located in Boston, Massachusetts. This loan was performing according to its terms at June 30, 2009.

     Loans secured by commercial real estate, including multi-family and one-to-four family properties, generally involve larger principal amounts and a greater degree of risk than one-to-four family residential mortgage loans. Because payments on loans secured by commercial real estate, including multi-family and one-to-four family properties, are often dependent on successful operation or management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy.

     COMMERCIAL LOANS. At June 30, 2009, we had $8.4 million in commercial loans, which amounted to 5.1% of total loans. We make commercial business loans in our primary market area to a variety of professionals, sole proprietorships and small businesses. Commercial lending products include term loans and revolving lines of credit. The maximum amount of a commercial business loan is limited by our loans-to-one-borrower limit. Our loans-to-one borrower limit is 15% of Georgetown Savings Bank's unimpaired capital, which at June 30, 2009, was $2.5 million. Such loans are generally used for short and long-term working capital purposes such as purchasing inventory, equipment or furniture. Commercial loans are made with either adjustable or fixed-rates of interest and fixed maturity or lines of credit. Variable rates are generally based on the prime rate, as published in The Wall Street Journal, plus a margin. Fixed-rate commercial loans are set either at a margin above the FHLB comparable advance rate or the prime rate swap curve. When making commercial loans, we consider the financial statements of the borrower, our lending history with the borrower, the debt service capabilities of the borrower, the projected cash flows of the business and the value of the collateral, if applicable. Commercial loans are generally secured by a variety of collateral, primarily accounts receivable, inventory and equipment, and we also require the business principals to execute such loans in their individual capacities. Depending on the amount of the loan and the collateral used to secure the loan, commercial loans are made in amounts of up to 80% of the value of the collateral securing the loan. Commercial loans generally have greater credit risk than residential mortgage loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial loans generally are made on the basis of the borrower's ability to repay the loan from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself. Further, any collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value. We seek to minimize these risks through our underwriting standards. At June 30, 2009, our largest outstanding commercial loan was for $999,000 and was secured by business assets located in Rowley, Massachusetts. This loan was performing according to its terms at June 30, 2009.

     CONSTRUCTION LOANS. We originate construction loans for the development of one-to-four family residential properties located in our primary lending market area to experienced local developers and to individuals for the construction of their personal residences. At June 30, 2009, residential construction loans amounted to $13.3 million, or 8.1% of total loans. At June 30, 2009, the unadvanced portion of these residential construction loans totaled $2.4 million.

     Our residential construction loans generally provide for the payment of interest only during the construction phase, which is usually 12 months. Residential construction loans can be made with a maximum loan-to-value ratio of 90%, provided that the borrower obtains private mortgage insurance on the loan if the loan balance exceeds 80% of the appraised value or sales price, whichever is less, of the secured property. Before making a commitment to fund a residential construction loan, we require an appraisal on the property by an independent licensed appraiser. We also review and inspect each property before disbursement of funds during the term of the construction loan. Loan proceeds are disbursed after inspection based on the percentage of completion method. At June 30, 2009, the largest outstanding residential construction loan commitment was for $1.2 million for the construction of a residential condominium located in Boston, Massachusetts, all of which was outstanding. This loan was performing according to its terms at June 30, 2009.

     We also make construction loans for commercial development projects properties located in our primary lending market area. The projects include multi-family, apartment, retail and office buildings, and strip malls. These loans generally have an interest-only phase during construction and are generally set at a fixed-rate. Disbursement of funds is at our sole discretion and is based on independent 3rd party inspections of the progress of construction. The maximum loan-to-value ratio limit applicable to these loans is generally 80%. At June 30, 2009, construction loans collateralized by commercial properties totaled $6.6 million, or 4.0% of total loans and construction loans collateralized by multi-family properties totaled $2.8 million, or 1.7% of total loans. The unadvanced portion of these construction loans totaled $3.3 million at June 30, 2009. At June 30, 2009, the largest non-residential construction loan commitment was for $2.2 million located in Hampstead, New Hampshire, $2.1 million of which was outstanding. This loan was performing according to its terms at June 30, 2009.

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

     The maximum amount of a construction loan is limited by our loans-to-one-borrower limit. Our loans-to-one borrower limit is 15% of Georgetown Savings Bank's unimpaired capital, which at June 30, 2009, was $2.5 million.

     CONSUMER LOANS. We offer consumer loans to customers residing in our primary lending market area with acceptable credit ratings. Our consumer loans generally consist of loans on new and used automobiles, loans secured by deposit accounts and unsecured personal loans. Consumer loans totaled $328,000, or 0.2% of our total loan portfolio at June 30, 2009.

     ORIGINATION, PARTICIPATION AND SERVICING OF LOANS. Lending activities are conducted primarily by our loan personnel operating at our main and branch office locations. All loans originated by us are underwritten pursuant to our policies and procedures. We originate both adjustable-rate and fixed-rate loans. Our ability to originate fixed or adjustable-rate loans is dependent upon the relative customer demand for such loans, which is affected by the current and expected future levels of market interest rates. From time to time, we will participate in loans, sometimes as the "lead lender". Whether we are the lead lender or not, we underwrite our participation portion of the loan according to our own underwriting criteria and procedures. At June 30, 2009, we had $7.3 million in loan participation interests in which we were the lead bank and $3.0 million in loan participation interests in which we were the participating bank.

     Historically, we have generally retained in our portfolio and serviced all loans that we originated. However, in accordance with our strategic plan, we began selling residential mortgage loans in the secondary market. It is expected that a portion of future residential loan originations may be sold on a servicing released or servicing retained basis. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. During the fiscal year ended June 30, 2009, we originated $22.3 million of fixed-rate and adjustable-rate one-to-four family loans, $10.3 million of which were retained by us.

     The following table shows our loan originations and repayment activities for the fiscal years indicated.

                                                      At June 30,
                                 -----------------------------------------------------
                                   2009       2008       2007       2006       2005
                                 ---------  ---------  ---------  ---------  ---------
                                                  (Dollars in thousands)
Total loans at begining of year  $149,970   $128,573   $129,615   $115,526   $ 99,166
  Loans Originated:
    Residential mortgage loans     31,525     14,878      9,779     31,330     22,435
    Commercial loans               20,053     17,392      6,780      4,835      3,564
    Construction loans             21,390     20,130      7,075      7,217     10,748
    Consumer                          125        216        625        619        331
                                 ---------  ---------  ---------  ---------  ---------

      Total loans originated       73,093     52,616     24,259     44,001     37,078

Deduct:
  Principal repayments            (45,898)   (31,219)   (25,301)   (29,912)   (20,718)
  Loan sales                      (11,746)         -          -          -          -
  Loans held for sale                (269)         -          -          -          -
                                 ---------  ---------  ---------  ---------  ---------

Net loan activity                  15,180     21,397     (1,042)    14,089     16,360
                                 ---------  ---------  ---------  ---------  ---------

Total loans at end of year       $165,150   $149,970   $128,573   $129,615   $115,526
                                 =========  =========  =========  =========  =========

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

     With regard to the lending authority of the Designated Individuals, Georgetown Savings Bank's President and Chief Executive Officer, Senior Vice President and Chief Loan Officer and Senior Vice President and Senior Loan Officer each possess individual authority to approve all residential types of credit in amounts up to $750,000. Any two of these three Designated Individuals may also approve all residential types of credits in amounts up to $1 million on a combined basis. With regard to commercial lending authority of the Designated Individuals, Georgetown Savings Bank's President and Chief Executive Officer and Senior Vice President and Chief Loan Officer each possess individual authority to approve all commercial types of credit in amounts up to $750,000 and the Senior Vice President and Senior Loan Officer possesses individual authority to approve all commercial types of credit in amounts up to $500,000. Georgetown Savings Bank's President and Chief Executive Officer and Senior Vice President and Chief Loan Officer may also approve all commercial types of credits in amounts up to $1 million on a combined basis. Georgetown Savings Bank's senior loan underwriter possesses individual authority to approve one-to-four family mortgage loans that meet the eligibility requirements for sale to Fannie Mae on the secondary mortgage market.

     We typically require appraisals of all real property securing loans. Appraisals are performed by independent licensed appraisers. All appraisers are approved by the Board of Directors annually. We require fire and extended coverage insurance in amounts at least equal to the principal amount of the loan.

NON-PERFORMING AND PROBLEM ASSETS

     Georgetown Savings Bank commences collection efforts when a loan becomes ten days past due with system generated reminder notices. Subsequent late charge and delinquent notices are issued and the account is monitored on a regular basis thereafter. Personal, direct contact with the borrower is attempted early in the collection process as a courtesy reminder and later to determine the reason for the delinquency and to safeguard Georgetown Savings Bank's collateral. When a loan is more than 60 days past due, the credit file is reviewed and, if deemed necessary, information is updated or confirmed and collateral re-evaluated. We make every effort to contact the borrower and develop a plan of repayment to cure the delinquency. All loans 30 days past due are reported to the Loan Committee and the Board of Directors. Upon direction of the Loan Committee, if no repayment plan is in process, the file is referred to counsel for the commencement of foreclosure or other collection efforts.

     Loans are generally placed on non-accrual status when they are more than 90 days delinquent, unless the credit is well secured and in process of collection. When loans are placed on a non-accrual status, unpaid accrued interest is fully reserved, and further income is recognized only to the extent cash payments are received.

     NON-PERFORMING LOANS. At June 30, 2009, $737,000, or 0.5%, of our total loans were non-performing loans. These loans consisted of seven loans to five individual borrowers. All of the loans are secured by real property including personal residence. Included in the non-performing loan total at June 30, 2009 were two loans totaling $264,000 that have been restructured. As of June 30, 2009 the borrowers were not performing in accordance with the restructured terms.

     NON-PERFORMING ASSETS. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. Delinquent loans that are 90 days or more past due are generally considered non-performing assets.

                                                              At June 30,
                                              -----------------------------------------
                                               2009    2008     2007     2006     2005
                                              ------  -------  -------  -------  ------
                                                        (Dollars in thousands)
Non-accrual loans:
    Residential mortgage loans                $ 671   $  555   $  564   $  519   $   -
    Commercial loans                              -        -        -      321       -
    Construction loans                           66      612        -        -       -
    Consumer                                      -        -        1        -       -
                                              ------  -------  -------  -------  ------
      Total non-accrual loans                   737    1,167      565      840       -
                                              ------  -------  -------  -------  ------

Loans greater than 90 days delinquent
  and still accruing:
    Residential mortgage loans                    -        -        -       50     276
    Commercial loans                              -        -        -        -     121
    Construction loans                            -        -        -        -       -
    Consumer                                      -        -        -       10       -
                                              ------  -------  -------  -------  ------
      Total loans 90 Days and still accruing      -        -        -       60     397
                                              ------  -------  -------  -------  ------

Restructured loans                                -      219    1,701      226     230
                                              ------  -------  -------  -------  ------

    Total non-performing loans                  737    1,386    2,266    1,126     627
                                              ------  -------  -------  -------  ------

    Total non-performing assets               $ 737   $1,386   $2,266   $1,126   $ 627
                                              ======  =======  =======  =======  ======

Ratios:
Non-performing loans to total loans            0.45%    0.92%    1.76%    0.87%   0.54%
Non-performing assets to total assets          0.37%    0.75%    1.37%    0.67%   0.39%

     At June 30, 2009, non-accrual loans totaled $737,000. For the fiscal year ended June 30, 2009, gross interest income that would have been recorded had these non-accruing loans been current in accordance with their original terms amounted to $48,000. Interest income recognized on such loans for the fiscal year ended June 30, 2009 was $28,000.

     DELINQUENT LOANS. The following table sets forth the number and amount of delinquent loans by type at the dates indicated.

                                           Loans Delinquent For
                              ---------------------------------------------
                                    60-89 Days          90 Days and Over             Total
                              ---------------------  ----------------------  ---------------------
                               Number      Amount     Number      Amount      Number      Amount
                              ---------  ----------  ---------  -----------  ---------  ----------
                                                     (Dollars in thousands)
At June 30, 2009
----------------------------
  Residential mortgage loans          2  $      108          2  $       514          4  $      622
  Commercial loans                    -           -          -            -          -           -
  Construction loans                  -           -          1           66          1          66
  Consumer                            2           2          -            -          2           2
                              ---------  ----------  ---------  -----------  ---------  ----------

    Total                             4  $      110          3  $       580          7  $      690
                              =========  ==========  =========  ===========  =========  ==========

At June 30, 2008
----------------------------
  Residential mortgage loans          3  $      273          4  $       555          7  $      828
  Commercial loans                    -           -          -            -          -           -
  Construction loans                  -           -          1          612          1         612
  Consumer                            -           -          -            -          -           -
                              ---------  ----------  ---------  -----------  ---------  ----------

    Total                             3  $      273          5  $     1,167          8  $    1,440
                              =========  ==========  =========  ===========  =========  ==========

At June 30, 2007
----------------------------
  Residential mortgage loans          1  $       75          2  $       564          3  $      639
  Commercial loans                    -           -          -            -          -           -
  Construction loans                  -           -          -            -          -           -
  Consumer                            -           -          1            1          1           1
                              ---------  ----------  ---------  -----------  ---------  ----------

    Total                             1  $       75          3  $       565          4  $      640
                              =========  ==========  =========  ===========  =========  ==========

At June 30, 2006
----------------------------
  Residential mortgage loans          2  $      270          2  $       569          4  $      839
  Commercial loans                    1           2          1          321          2         323
  Construction loans                  -           -          -            -          -           -
  Consumer                            -           -          1           10          1          10
                              ---------  ----------  ---------  -----------  ---------  ----------

    Total                             3  $      272          4  $       900          7  $    1,172
                              =========  ==========  =========  ===========  =========  ==========

At June 30, 2005
----------------------------
  Residential mortgage loans          -  $        -          1  $       276          1  $      276
  Commercial loans                    -           -          1          121          1         121
  Construction loans                  -           -          -            -          -           -
  Consumer                            -           -          -            -          -           -
                              ---------  ----------  ---------  -----------  ---------  ----------

    Total                             -  $        -          2  $       397          2  $      397
                              =========  ==========  =========  ===========  =========  ==========

     Potential problem loans are loans that are currently performing and are not included in non-accrual loans above, but may be delinquent. These loans require an increased level of management attention, because we have serious doubts as to the ability of the borrower to comply with the present loan repayment terms and as a result may be included at a later date in non-accrual loans. At June 30, 2009, $2.9 million, or 1.74% of total loans had been identified as potential problem loans, none of which were delinquent.

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

     On the basis of management's review of our assets, at June 30, 2009, we had classified $2.9 million of our assets as special mention, which consisted of five loans to five separate borrowers. At June 30, 2009, we had classified $643,000 of our assets as substandard, which consisted of five loans to four separate borrowers, all of which were on non-accrual status. At June 30, 2009, we had classified $94,000 of our assets as doubtful, which were reserved for at 19% and were on non-accrual status. At June 30, 2009 we had no loans classified as loss. The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations. Not all classified assets constitute non-performing assets.

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

     The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired. For such loans that are classified as impaired, an allowance is established when the discounted cash flows or the fair value of the existing collateral of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management's estimate of probable losses.

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

     ALLOWANCE FOR LOAN LOSSES. The following table sets forth activity in our allowance for loan losses for the fiscal years indicated.

                                                                 At June 30,
                                       ---------------------------------------------------------------
                                          2009         2008         2007         2006         2005
                                       -----------  -----------  -----------  -----------  -----------
                                                            (Dollars in thousands)
Balance at beginning of year           $    1,212   $    1,079   $    1,016   $      882   $      876
                                       -----------  -----------  -----------  -----------  -----------

Charge-offs:
  Residential mortgage loans                    -           50           31            -            -
  Commercial loans                              -            -           12            -          109
  Construction loans                            -            -            -            -            -
  Consumer                                     15           10           19            8            1
                                       -----------  -----------  -----------  -----------  -----------

    Total charge-offs                          15           60           62            8          110
                                       -----------  -----------  -----------  -----------  -----------

Recoveries:
  Residential mortgage loans                    7           40           10           23            -
  Commercial loans                              -            -            1            8            1
  Construction loans                            -            -            -            -            -
  Consumer                                      3            1            9            3            1
                                       -----------  -----------  -----------  -----------  -----------

    Total recoveries                           10           41           20           34            2
                                       -----------  -----------  -----------  -----------  -----------

Net (charge-offs) recoveries                   (5)         (19)         (42)          26         (108)
Provision for loan losses                     248          152          105          108          114
                                       -----------  -----------  -----------  -----------  -----------

Balance at end of year                 $    1,455   $    1,212   $    1,079   $    1,016   $      882
                                       ===========  ===========  ===========  ===========  ===========

Ratios:
Net charge-offs to average loans
  outstanding                                 -  %       -0.01%       -0.03%        0.02%       -0.10%
Allowance for loan losses to
  non-performing loans at end of year      197.42%       87.45%       47.62%       90.23%      140.67%
Allowance for loan losses to
  total loans at end of year                 0.88%        0.81%        0.84%        0.78%        0.76%

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

                                                                            At June 30,
                                  ----------------------------------------------------------------------------------------------
                                               2009                            2008                            2007
                                  ------------------------------  ------------------------------  ------------------------------
                                                    Percent of                      Percent of                      Percent of
                                     Allowance     Loans in Each     Allowance     Loans in Each     Allowance     Loans in Each
                                        for         Category to         for         Category to         for         Category to
                                    Loan Losses     Total Loans     Loan Losses     Total Loans     Loan Losses     Total Loans
                                  --------------  --------------  --------------  --------------  --------------  --------------
                                                                      (Dollars in thousands)
Residential loans:
  One-to-four family              $          275          49.73%  $          177          59.35%  $          281          72.97%
  Home equity loans
  and lines of credit                        384          10.05              261           7.71              180           8.01
                                  --------------  --------------  --------------  --------------  --------------  --------------
Total residential mortgage loans             659          59.78              438          67.06              461          80.98

Commercial loans:
  One-to-four family real estate              24           2.90               27           1.30                -              -
  Multi-family real estate                    62           4.98               50           2.40               26           0.76
  Non-residential real estate                326          13.33              244          11.59              360          10.56
  Commercial                                 136           5.08               93           3.74               55           1.68
                                  --------------  --------------  --------------  --------------  --------------  --------------
Total commercial loans                       548          26.29              414          19.03              441          13.00

Construction loans:
  One-to-four family                          96           8.07              188           7.47               43           2.01
  Multi-family                                27           1.69              125           4.86               71           2.20
  Non-residential                            116           3.97               36           1.26               39           1.22
                                  --------------  --------------  --------------  --------------  --------------  --------------
Total construction loans                     239          13.73              349          13.59              153           5.43

Consumer                                       9           0.20               11           0.32               24           0.59
                                  --------------  --------------  --------------  --------------  --------------  --------------

Total                             $        1,455         100.00%  $        1,212         100.00%  $        1,079         100.00%
                                  ==============  ==============  ==============  ==============  ==============  ==============
                                                            At June 30,
                                  --------------------------------------------------------------
                                               2006                            2005
                                  ------------------------------  ------------------------------
                                                    Percent of                      Percent of
                                     Allowance     Loans in Each     Allowance     Loans in Each
                                        for         Category to         for         Category to
                                    Loan Losses     Total Loans     Loan Losses     Total Loans
                                  --------------  --------------  --------------  --------------
                                                       (Dollars in thousands)
Residential loans:
  One-to-four family              $          313          72.84%  $          394          75.50%
  Home equity loans
  and lines of credit                        144           8.19              129           7.43
                                  --------------  --------------  --------------  --------------
Total residential mortgage loans             457          81.03              523          82.93

Commercial loans:
  One-to-four family real estate               -              -                -              -
  Multi-family real estate                     -              -                -              -
  Non-residential real estate                356           9.17              180           8.52
  Commercial                                  32           1.15               30           1.31
                                  --------------  --------------  --------------  --------------
Total commercial loans                       388          10.32              210           9.83

Construction loans:
  One-to-four family                         130           7.26              128           6.32
  Multi-family                                 -              -                -              -
  Non-residential                             18           0.91               14           0.60
                                  --------------  --------------  --------------  --------------
Total construction loans                     148           8.17              142           6.92

Consumer                                      23           0.48                7           0.32
                                  --------------  --------------  --------------  --------------

Total                             $        1,016         100.00%  $          882         100.00%
                                  ==============  ==============  ==============  ==============

     Management establishes provisions for loan losses, which are charged to operations, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses quarterly, management analyzes several qualitative loan portfolio risk factors including, but not limited to, charge-off history, changes in management or underwriting policies, current economic conditions, delinquency statistics, geographic and industry concentrations, the adequacy of the underlying collateral, the financial strength of the borrower and results of internal and external loan reviews. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

     Historically, our loan portfolio has primarily consisted of one-to-four family residential mortgage loans. The composition of our loan portfolio has gradually changed in recent years to include more multi-family, commercial real estate and commercial business loans. In addition, our current strategic plan calls for increases in these loans. Management's evaluation of the allowance for loan losses, the composition of the loan portfolio and increased risk associated with multi-family, commercial real estate and commercial loans (because they present larger non-homogeneous credits and because they may be more sensitive to changes in economic conditions) may result in larger additions to the allowance for loan losses in future periods.

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

     Federally chartered thrifts have authority to invest in various types of assets, including government-sponsored enterprise obligations, securities of various federal agencies, residential mortgage-backed securities, certain certificates of deposit of insured financial institutions, overnight and short-term loans to other banks, corporate debt instruments, and Fannie Mae and Freddie Mac equity securities.

     The Company did not own any equity investments in Fannie Mae or Freddie Mac at June 30, 2009. Our investment portfolio at June 30, 2009, at amortized cost, included $1.5 million in government-sponsored enterprise obligations. We also invest in residential mortgage-backed securities, all of which are guaranteed by United States Government agencies or government-sponsored enterprise obligations. At June 30, 2009, our residential mortgage-backed securities portfolio totaled $12.8 million, or 6.4% of total assets, and included $11.2 million in fixed-rate and $1.6 million in adjustable-rate securities guaranteed by Fannie Mae or Freddie Mac. Securities are classified as held-to-maturity or available-for-sale at the date of purchase. At June 30, 2009 we owned $3.1 million in FHLB stock. As a member of FHLB, we are required to purchase stock in the FHLB of Boston, an amount of which is based on our level of outstanding advances.

     The following table sets forth the amortized cost and fair value of our securities portfolio at the dates indicated.

                                                                             At June 30,
                                               ----------------------------------------------------------------------
                                                        2009                    2008                    2007
                                               ----------------------  ----------------------  ----------------------
                                                Amortized     Fair      Amortized     Fair      Amortized     Fair
                                                  Cost       Value        Cost       Value        Cost       Value
                                               ----------  ----------  ----------  ----------  ----------  ----------
                                                                           (In thousands)
Securities available for sale:
  Government-sponsored enterprise obligations  $    1,500  $    1,498  $    4,500  $    4,491  $    3,000  $    2,978
  Residential mortgage-backed securities            7,819       8,030       8,233       8,212       9,973       9,712
                                               ----------  ----------  ----------  ----------  ----------  ----------

      Total securities
        available for sale                     $    9,319  $    9,528  $   12,733  $   12,703  $   12,973  $   12,690
                                               ==========  ==========  ==========  ==========  ==========  ==========

Securities held to maturity:
  Government-sponsored enterprise obligations  $        -  $        -  $        -  $        -  $      500  $      499
  Residential mortgage-backed securities            4,959       5,101       6,274       6,236       7,682       7,469
                                               ----------  ----------  ----------  ----------  ----------  ----------

      Total securities
        held to maturity                       $    4,959  $    5,101  $    6,274  $    6,236  $    8,182  $    7,968
                                               ==========  ==========  ==========  ==========  ==========  ==========

     PORTFOLIO MATURITIES AND YIELDS. The composition and maturities of the investment securities portfolio at June 30, 2009 are summarized in the following table. Maturities are based on the final contractual payment dates and do not reflect the impact of prepayments or early redemptions that may occur.

                                                      More than One Year   More than Five Years                          Total
                                 One Year or Less     through Five Years     through Ten Years    More than Ten Years  Securities
                               --------------------  --------------------  --------------------  --------------------  ---------
                                          Weighted              Weighted              Weighted              Weighted
                               Amortized   Average   Amortized   Average    Amortized  Average   Amortized   Average   Amortized
                                  Cost      Yield       Cost      Yield       Cost      Yield       Cost      Yield       Cost
                               ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                                                          (Dollars in thousands)
Securities available for sale
-----------------------------

  Government-sponsored
    enterprise obligations     $       -        - %  $   1,500      1.50%  $       -        - %  $       -        - %  $   1,500
  Residential mortgage-backed
    securities                         -          -      2,464      3.80       1,937      4.90       3,418      4.70       7,819
                               ---------             ---------             ---------             ---------             ---------

    Total securities
      available for sale       $       -        - %  $   3,964      2.93%  $   1,937      4.90%  $   3,418      4.70%  $   9,319
                               =========             =========             =========             =========             =========

Securities held to maturity
-----------------------------

  Residential mortgage-backed
    securities                 $       -        - %  $     415      4.09%  $   1,406      4.21%  $   3,138      4.63%  $   4,959
                               =========             =========             =========             =========             =========

                                       Total
                                    Securities
                               ---------------------
                                           Weighted
                                            Average
                               Fair Value    Yield
                               ----------  ---------
                              (Dollars in thousands)

Securities available for sale
-----------------------------

  Government-sponsored
    enterprise obligations     $   1,498       1.50%
  Residential mortgage-backed
    securities                     8,030       4.46
                               ---------

    Total securities
      available for sale       $   9,528       3.99%
                               =========

Securities held to maturity
-----------------------------

  Residential mortgage-backed
    securities                 $   5,101       4.46%
                               =========

SOURCES  OF  FUNDS

     GENERAL. Deposits have traditionally been the primary source of funds for use in lending and investment activities. We also use borrowings, primarily FHLB advances and to a lesser extend brokered deposits, to supplement cash flow needs, lengthen the maturities of liabilities for interest rate risk purposes and to manage the cost of funds. In addition, funds are derived from scheduled loan payments, investment maturities, loan prepayments, retained earnings and income on earning assets. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition.

     DEPOSITS. Our deposits are generated primarily from residents within our primary deposit market area, as 88.0% of total deposits at June 30, 2009, were from the Essex County market. The Company's strategic plan includes a greater emphasis on developing commercial business activities, both deposit and lending customer relationships. We offer a selection of deposit accounts, including demand accounts, NOW accounts, money market accounts, savings accounts and certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. We have used brokered deposits in the past and it is anticipated that their future use could increase. At of June 30, 2009, brokered deposits totaled $1.1 million.

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

     The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition. The variety of deposit accounts offered allows us to be competitive in obtaining funds and responding to changes in consumer demand. Based on experience, we believe that our deposits are relatively stable. However, the ability to attract and maintain deposits and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions. At June 30, 2009, $56.5 million, or 40.0% of our deposit accounts were certificates of deposit, of which $35.6 million had maturities of one year or less.

     The following table sets forth the distribution of total deposits by account type and related weighted average rates, at the dates indicated.

                                                                 At June 30,
                         -------------------------------------------------------------------------------------------
                                     2009                           2008                           2007
                         -----------------------------  -----------------------------  -----------------------------
                                             Weighted                       Weighted                       Weighted
                          Actual              Average    Actual              Average    Actual              Average
                         Balance   Percent     Rate     Balance   Percent     Rate     Balance   Percent     Rate
                         --------  --------  ---------  --------  --------  ---------  --------  --------  ---------
                                                           (Dollars in thousands)
Deposit type:
Demand deposits          $ 15,727    11.14%       -  %  $ 14,501    13.64%       -  %  $ 11,215    11.45%       -  %
NOW deposits               11,909     8.44       0.05     10,057     9.46       0.14     11,539    11.78       1.61
Money market
deposits                   45,949    32.56       1.53     33,524    31.54       2.29     22,832    23.31       3.68
Regular and
other savings              11,041     7.82       0.12     10,498     9.88       0.11     11,914    12.16       0.32
                         --------  --------             --------  --------             --------  --------
  Total non-certificate
  accounts                 84,626    59.96                68,580    64.52                57,500    58.70

Certificates of deposit    56,500    40.04       3.39     37,712    35.48       3.72     40,456    41.30       4.42
                         --------  --------             --------  --------             --------  --------

Total deposits           $141,126   100.00%      1.87%  $106,292   100.00%      2.07%  $ 97,956   100.00%      2.91%
                         ========  ========             ========  ========             ========  ========

     The following table sets forth the deposit activities for the fiscal years indicated.

                                              Years Ended June 30,
                                     -------------------------------------
                                         2009         2008        2007
                                     -----------  -----------  -----------
                                                 (In thousands)
Beginning balance                    $   106,292  $    97,956  $    97,709
                                     -----------  -----------  -----------
Net increase (decrease) in deposits
  before interest credited                32,224        5,675      (2,389)
Interest credited                          2,610        2,661        2,636
                                     -----------  -----------  -----------
Net increase in deposits                  34,834        8,336          247
                                     -----------  -----------  -----------
Ending balance                       $   141,126  $   106,292  $    97,956
                                     ===========  ===========  ===========

     As of June 30, 2009, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was $25.5 million. The following table indicates the amount of those certificates of deposit as of June 30, 2009 by time remaining until maturity.




                                            At
                                       June 30, 2009
                                      ---------------
                                      (In thousands)
Three months or less                  $         1,823
Over three months through six months            8,938
Over six months through one year                5,564
Over one year to three years                    7,996
Over three years                                1,217
                                      ---------------
Total                                 $        25,538
                                      ===============

     The following table presents, by rate category, our certificate of deposit accounts as of the dates indicated.

                            At June 30,
                ----------------------------------
                   2009        2008        2007
                ----------  ----------  ----------
                          (in thousands)

Interest Rate
--------------
Less than 2%    $    5,477  $    1,894  $       49
2.00%-2.99%          9,149      10,399       1,707
3.00%-3.99%         36,216       9,817      13,599
4.00%-4.99%          4,715      10,366      14,648
5.00%-5.99%            943       4,848      10,088
6.00%-6.99%              -         388         365
                ----------  ----------  ----------
Total           $   56,500  $   37,712  $   40,456
                ==========  ==========  ==========

     The following table sets forth the amount and maturities of certificate of deposits at June 30, 2009.

                                                                   After
                 June 30,    June 30,    June 30,    June 30,     June 30,
                   2010        2011        2012        2013         2013       Total
                ----------  ----------  ----------  -----------  ----------  ----------
                                            (In thousands)

Interest Rate
--------------
Less than 2%    $    4,468  $      403  $      578  $        28  $        -  $    5,477
2.00%-2.99%          5,102       1,552         546          367       1,582       9,149
3.00%-3.99%         21,562       2,285      11,947          304         118      36,216
4.00%-4.99%          3,919         282         227           33         254       4,715
5.00%-5.99%            542         401           -            -           -         943
                ----------  ----------  ----------  -----------  ----------  ----------

Total           $   35,593  $    4,923  $   13,298  $       732  $    1,954  $   56,500
                ==========  ==========  ==========  ===========  ==========  ==========

     BORROWINGS. Our borrowings consist primarily of advances from the FHLB. As of June 30, 2009, we had FHLB advances in the amount of $40.3 million, which represented 21.9% of total liabilities with a weighted average maturity of 2.61 years. Georgetown Savings Bank can currently borrow up to approximately $60.6 million from the FHLB through its membership.

     The following table sets forth information concerning balances and interest rates on our FHLB advances at the dates and for the periods indicated.

                                                             At or For the Years ended June 30,
                                      ---------------------------------------------------------------------------------
                                         2009         2008          2007         2009         2008           2007
                                      -----------  -----------  ------------  -----------  -----------  ---------------
                                                 Long-Term Borrowings                  Short-Term Borrowings (1)
                                      --------------------------------------  -----------------------------------------
                                                                  (Dollars in thousands)
Balance at end of year                $   40,268   $   45,321   $    37,873   $        -   $   14,000   $        9,850
Average balance during year               46,413       42,325        34,134        5,297        8,737           16,100
Maximum outstanding at any month end      50,558       47,839        37,873       10,650       14,000           23,075
Weighted average rate at end of year        4.19%        4.45%         4.71%           -%        2.30%            5.27%
Average interest rate during year           4.28%        4.70%         4.69%        2.08%        4.35%            5.22%

________________
(1)  Represents  borrowings  with  original  maturities  of  less than one year.

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

                                        At or For the Years Ended June 30,
                                      -------------------------------------
                                         2009         2008         2007
                                      -----------  -----------  -----------
                                              (Dollars in thousands)
Balance at end of year                $      520   $      552   $      869
Average balance during year                  514          764          817
Maximum outstanding at any month end         838          965          898
Weighted average rate at end of year        0.50%        0.50%        1.00%
Average interest rate during year           0.50%        0.86%        1.00%

SUBSIDIARY ACTIVITIES

     Georgetown Securities Corporation is a wholly owned subsidiary of Georgetown Savings Bank established in 1995 as a Massachusetts securities corporation for the purpose of buying, selling and holding investment securities on its own behalf. The income earned on Georgetown Securities Corporation's investment securities is subject to a significantly lower rate of state tax than that assessed on income earned on investment securities maintained at Georgetown Savings Bank. At June 30, 2009, Georgetown Securities Corporation had total assets of $16.4 million, all of which were in investment securities and cash to be invested.

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

PERSONNEL

     As of June 30, 2009, we had 44 full-time employees and three part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good relations with our employees.

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

     At June 30, 2009, our total federal pre-1988 base year reserve was $723,000. However, under current law, pre-1988 base year reserves remain subject to recapture should Georgetown Savings Bank make certain non-dividend distributions, repurchase any of its stock, pay dividends in excess of tax earnings and profits, or cease to maintain a bank charter.

     ALTERNATIVE MINIMUM TAX. The Internal Revenue Code of 1986, as amended (the "Code") imposes an alternative minimum tax ("AMT") at a rate of 20% on a base of regular taxable income plus certain tax preferences ("alternative minimum taxable income" or "AMTI"). The AMT is payable to the extent such AMTI is in excess of an exemption amount and the AMT exceeds the regular income tax. Net operating losses can offset no more than 90% of AMTI. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. Georgetown Savings Bank was subject to the alternative minimum tax for the year ended June 30, 2009 and has $52,000 available as credits for carryover.

     NET OPERATING LOSS CARRYOVERS. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At June 30, 2009, Georgetown Savings Bank had no net operating loss carryforwards for federal income tax purposes.

     CAPITAL LOSS CARRYOVERS. A financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. At June 30, 2009, Georgetown Savings Bank had a $61,000 capital loss carryforward for federal income tax purposes, of which $10,000 expires on June 30, 2010 and $51,000 expires on June 30, 2011. Management has established a valuation reserve of $21,000 for the entire amount of the deferred tax asset associated with the capital loss carryforward.

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

STATE  TAXATION

     For Massachusetts income tax purposes, a consolidated tax return cannot be filed for tax years beginning before January 1, 2009. Instead, Georgetown Bancorp, Inc., Georgetown Savings Bank, and Georgetown Savings Bank's subsidiary, Georgetown Securities Corporation filed separate annual income tax returns. For tax years beginning after December 31, 2008, Georgetown Bancorp, Inc. and Georgetown Savings Bank will be required to file a combined return pursuant to a Massachusetts law change enacted in July 2008, unless Georgetown Bancorp Inc. elects security corporation status. The state tax returns of Georgetown Bancorp, Inc, Georgetown Savings Bank, as well as Georgetown Securities Corporation, are not currently under audit, and have not been audited during the past five years.

     Georgetown Savings Bank files Massachusetts Financial Institution income tax returns and was subject to an annual Massachusetts tax at a rate of 10.50% of its net income for the year ending June 30, 2009. Massachusetts net income is defined as gross income from all sources without any exclusions, less the following deductions: all deductions (but not credits) which are allowable under the Code except for those deductions under the Code relating to (1) dividends received, (2) losses sustained in other taxable years, and (3) income or franchise taxes imposed by any state in the United States or a political subdivision.

     Georgetown Bancorp, Inc. is required to file a Massachusetts income tax return and is generally subject to a state income tax rate that is the same rate as the tax rate for financial institutions in Massachusetts. However, if Georgetown Bancorp, Inc. meets certain requirements, it may be eligible to be taxed as a Massachusetts Securities corporation. Bank holding companies that are so classified are subject to a state tax rate of 0.33% of their gross income. As of June 30, 2009, Georgetown Bancorp, Inc. has not applied for security corporation status, as there is an immaterial amount of state taxable income.

     Georgetown Securities Corporation is taxed as a Massachusetts securities corporation, and is subject to a state tax rate of 1.32% of its gross income.

     On July 3, 2008, Massachusetts Governor Patrick signed into law a bill entitled "An Act Relative to Tax Fairness and Business Competitiveness". Among the provisions of this Act is a reduction of the financial institution tax rate from the current 10.5% to 10.0% for years beginning in 2010, 9.5% for years beginning in 2011, and 9.0% for years beginning in 2012 and thereafter. Therefore, the tax rate used to compute the deferred tax asset was reduced for the year ending June 30, 2009, which resulted in a reduction in the net deferred tax asset of $15,000.

                           SUPERVISION AND REGULATION

GENERAL

     The Bank is examined and supervised by the OTS. This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the FDIC's deposit insurance funds and depositors. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. Following completion of its examination, the federal agency critiques the institution's operations and assigns its rating (known as an institution's CAMELS rating). Under federal law, an institution may not disclose its CAMELS rating to the public. Georgetown Savings Bank also is a member of and owns stock in the FHLB, which is one of the twelve regional banks in the Federal Home Loan Bank System. Georgetown Savings Bank also is regulated to a lesser extent by the Board of Governors of the Federal Reserve System, governing reserves to be maintained against deposits and other matters. The OTS examines us and prepares reports for the consideration of our Board of Directors on any operating deficiencies. Georgetown Savings Bank's relationship with its depositors and borrowers also is regulated to a great extent by federal laws, especially in matters concerning the ownership of deposit accounts and the form and content of Georgetown Savings Bank's mortgage documents.

     Any change in these laws or regulations, whether by the FDIC, the OTS or Congress, could have a material adverse impact on Georgetown Bancorp, Inc. and Georgetown Savings Bank and their operations.

     The U.S. Treasury Department recently released a legislative proposal that would implement sweeping changes to the current bank regulatory structure. The proposal would create a new federal banking regulator, the National Bank Supervisor, and merge our current primary federal regulator, the OTS, as well as the Office of the Comptroller of the Currency (the primary federal regulator for national banks) into this new federal bank regulator. The proposal would also eliminate federal savings associations and require all federal savings associations, such as Georgetown Savings Bank, to elect, within six months of the effective date of the legislation, to convert to either a national bank, state bank or state savings association. A federal savings association that does not make the election would, by operation of law, be converted into a national bank within one year of the effect date of the legislation.

FEDERAL  BANKING  REGULATION

     BUSINESS ACTIVITIES. A federal savings bank derives its lending and investment powers from the Home Owners' Loan Act, as amended, and the regulations of the OTS. Under these laws and regulations, Georgetown Savings Bank may invest in mortgage loans secured by residential real estate without limitations as a percentage of assets and "high-risk" loans, as defined, which may not in the aggregate exceed 400% of capital, commercial business loans up to 20% of assets in the aggregate and consumer loans up to 35% of assets in the aggregate, certain types of debt securities and certain other assets. Georgetown Savings Bank also may establish subsidiaries that may engage in activities not otherwise permissible for Georgetown Savings Bank, including real estate investment and securities and insurance brokerage.

     CAPITAL REQUIREMENTS. OTS regulations require savings banks to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for savings banks receiving the highest rating on the CAMELS rating system) and an 8% risk-based capital ratio. The prompt corrective action standards discussed below, in effect, establish a minimum 2% tangible capital standard.

     The risk-based capital standard for savings banks requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the OTS, based on the risks believed inherent in the type of asset. Core capital is defined as common stockholders' equity (including retained earnings), certain non-cumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 46% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital. Additionally, a savings bank that retains credit risk in connection with an asset sale may be required to maintain additional regulatory capital because of the recourse back to the savings bank. We do not typically engage in asset sales with recourse back to Georgetown Savings Bank.

     The OTS, as the primary federal regulator of federal savings banks, periodically recommends certain of those institutions take voluntary steps to reduce risk to the institutions and the federal deposit insurance fund. In light of the current economic environment, the OTS requested and the Georgetown
Savings Bank's board of directors agreed on October 27, 2008, to certain voluntary constraints on the Georgetown Savings Bank's leveraged growth strategy. Moreover, the Georgetown Savings Bank does not expect any of these standards to materially impair its execution of its strategic plan. The OTS has agreed to revisit these voluntary constraints from time to time. The voluntary constraints are as follows: (i) the Bank will maintain a Tier 1 (core) capital ratio of at least 7.1%; and (ii) in the event the Tier 1 (core) capital ratio decreases below 7.5%, the ratio of "high-risk" loans, as defined, to Tier 1
(core)  capital  would not exceed 350%; the ratio of classified assets to Tier 1
(core) capital (plus the allowance for loan losses) would not exceed 15%; and the ratio of nonperforming assets to total assets would not exceed 1.5%. As of June 30, 2009, the Georgetown Savings Bank was in compliance with the requested targets. The Company has an additional $1.1 million of cash available to down-stream to the Georgetown Savings Bank to support its future capital needs.

     At June 30, 2009, Georgetown Savings Bank exceeded all applicable capital requirements.

     LOANS-TO-ONE BORROWER. A federal savings bank generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of June 30, 2009, Georgetown Savings Bank was in compliance with the loans-to-one borrower limitations.

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

     A savings bank that fails the qualified thrift lender test must either convert to a bank charter or operate under specified restrictions. At June 30, 2009, Georgetown Savings Bank satisfied this test.

     CAPITAL DISTRIBUTIONS. OTS regulations govern capital distributions by a federal savings bank, which include cash dividends, stock repurchases and other transactions charged to the capital account. A savings bank must file an application for approval of a capital distribution if:

     - the total capital distributions for the applicable calendar year exceed the sum of the savings bank's net income for that year to date plus the savings bank's retained net income for the preceding two years;

     - the savings bank would not be at least adequately capitalized following the distribution;

     - the distribution would violate any applicable statute, regulation, agreement or OTS-imposed condition; or

     - the savings bank is not eligible for expedited treatment of its filings.

     Even if an application is not otherwise required, every savings bank that is a subsidiary of a holding company must still file a notice with the OTS at least 30 days before the Board of Directors declares a dividend or approves a capital distribution.

The  OTS  may  disapprove  a  notice  or  application  if:

     -    the savings bank would be undercapitalized following the distribution;

     - the proposed capital distribution raises safety and soundness concerns; or

     - the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

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

     TRANSACTIONS WITH RELATED PARTIES. A federal savings bank's authority to engage in transactions with its affiliates is limited by OTS regulations and by Sections 23A and 23B of the Federal Reserve Act and it's implementing Regulation
W. An affiliate is a company that controls, is controlled by, or is under common control with an insured depository institution such as Georgetown Savings Bank. Georgetown Bancorp, Inc. is an affiliate of Georgetown Savings Bank. In general, loan transactions between an insured depository institution and its affiliate are subject to certain quantitative and collateral requirements. In this regard, transactions between an insured depository institution and its affiliate are limited to 10% of the institution's unimpaired capital and unimpaired surplus for transactions with any one affiliate and 20% of unimpaired capital and unimpaired surplus for transactions in the aggregate with all affiliates. Collateral in specified amounts ranging from 100% to 130% of the amount of the transaction must usually be provided by affiliates in order to receive loans from the savings bank. In addition, OTS regulations prohibit a savings bank from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates. The OTS requires savings banks to maintain detailed records of all transactions with affiliates.

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

     PROMPT CORRECTIVE ACTION REGULATIONS. Under the prompt corrective action regulations, the OTS is required and authorized to take supervisory actions against undercapitalized savings banks. For this purpose, a savings bank is placed in one of the following five categories based on the savings bank's capital:

     - well-capitalized (at least 5% leverage capital, 6% Tier 1 risk-based capital and 10% total risk-based capital);

     - adequately capitalized (at least 4% leverage capital, 4% Tier 1 risk-based capital and 8% total risk-based capital);

     - undercapitalized (less than 3% leverage capital, 4% Tier 1 risk-based capital or 8% total risk-based capital);

     - significantly undercapitalized (less than 3% leverage capital, 3% Tier 1 risk-based capital or 6% total risk-based capital); and

     -    critically  undercapitalized  (less  than  2%  tangible  capital).

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

     At June 30, 2009, Georgetown Savings Bank met the criteria for being considered "well-capitalized".

     INSURANCE OF DEPOSIT ACCOUNTS. Deposit accounts in Georgetown Savings Bank are insured by the Federal Deposit Insurance Corporation, generally up to a maximum of $250,000 per separately insured depositor. The $250,000 limit is permanent for certain retirement accounts, which includes IRAs. The $250,000 limit is temporary for all other deposit accounts through December 31, 2013. On January 1, 2014, the standard insurance amount will return to $100,000 per depositor for all account categories except certain retirement accounts, which will remain at $250,000 per depositor. The Bank's deposits, therefore, are subject to Federal Deposit Insurance Corporation deposit insurance assessments. Recent legislation gives the Federal Deposit Insurance Corporation discretion to adjust insurance coverage for inflation, beginning in 2010. The legislation also gives the Federal Deposit Insurance Corporation flexibility to adjust the insurance fund reserve ratio between 1.15% and 1.50% of estimated insured deposits, depending on projected losses, economic changes and assessment ratios at the end of a calendar year, and allows for dividends to insured institutions whenever reserve ratios exceed specified levels.

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

     On November 2, 2006, the Federal Deposit Insurance Corporation adopted final regulations that assess insurance premiums based on risk. As a result, the new regulation will enable the Federal Deposit Insurance Corporation to more closely tie each financial institution's deposit insurance premiums to the risk it poses to the deposit insurance fund. Under the new risk-based assessment system, the Federal Deposit Insurance Corporation will evaluate the risk of each financial institution based on its supervisory rating, its financial ratios, and its long-term debt issuer rating for larger institutions. At the same time, the Federal Deposit Insurance Corporation adopted final regulations designating the reserve ratio for the deposit insurance fund during 2007 at 1.25% of estimated insured deposits.

     During 2008, bank failures coupled with deteriorating economic conditions have significantly reduced the FDIC's reserve ratio. As a result of this reduced reserve ratio, in December 2008 the FDIC issued a ruling raising assessment rates uniformly by seven basis points for the first quarter of 2009, resulting in annualized assessment rates for Risk Category 1 institutions ranging from 12 to 14 basis points. Subsequently, the FDIC issued a ruling further raising assessment rates, effective April 1, 2009. This increased assessment on Risk Category 1 institutions results in an initial base assessment rate ranging from 12 to 16 basis points, and an annualized adjusted assessment rate ranging from 7 to 24 basis points. These rates apply to the second quarter of 2009. Further changes in insurance premiums could have an adverse effect on the operating expenses and results of operations of Georgetown Bancorp, Inc.

     The Federal Deposit Insurance Corporation ("FDIC") has imposed an emergency assessment on financial Institutions, which decreased our earnings in fiscal 2009. In addition, new obligations assumed by the FDIC may result in higher premiums in the future. On May 22, 2009, the FDIC adopted a one-time special assessment of 5 basis points on each FDIC-insured depository institution's assets minus its Tier 1 capital as of June 30, 2009. This special assessment is payable by September 30, 2009 and resulted in additional non-interest expense of $93,000 based on our assets and Tier 1 capital as of March 31, 2009. The amount was fully accrued in the period ended June 30, 2009. In addition, the FDIC may assess additional special premiums in the future.

     The FDIC Board may vote to impose an additional special assessment if the FDIC estimates that the Deposit Insurance Fund reserve ratio will fall to a level that the Board believes would adversely affect public confidence or to the level that will be close to or below zero. An additional special assessment later in calendar year 2009 is probable, but the amount is uncertain.

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

     FEDERAL HOME LOAN BANK SYSTEM. Georgetown Savings Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the FHLB, Georgetown Savings Bank is required to acquire and hold shares of capital stock in the FHLB. While the required percentages of stock ownership are subject to change by the FHLB, Georgetown Savings Bank was in compliance with this requirement at June 30, 2009.

FEDERAL  RESERVE  SYSTEM

     The Federal Reserve Board regulations require savings banks to maintain noninterest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At June 30, 2009, Georgetown Savings Bank was in compliance with these reserve requirements.

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

     Beginning in fiscal 2010, in accordance with section 404 of the Sarbanes-Oxley Act of 2002, the Company's independent registered public accounting firm will be required to attest to management's assertion that the Company maintained effective internal control over financial reporting as of each fiscal year-end.

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

     If the OTS is eliminated, the Federal Reserve becomes the exclusive regulator of mutual holding companies, and the Federal Reserve retains its current policy regarding dividend waivers by mutual holding companies, Georgetown Bancorp, MHC would not be permitted to waive the receipt of dividends declared by Georgetown Bancorp, Inc. This would have an adverse impact on our ability to pay dividends and, consequently, the value of our common stock. While management believes that there are several reasons why the Federal Reserve's policy should change to conform to current OTS regulations, we cannot assure you that this would occur.

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

ITEM 1A.     RISK FACTORS
-------------------------

     Not  applicable  to  smaller  reporting  companies.

ITEM 1B     UNRESOLVED STAFF COMMENTS
-------------------------------------

     None.

ITEM 2.     PROPERTIES
----------------------

     The following table provides certain information with respect to our properties as of June 30, 2009:

                                                   Year                          Net Book
                                  Owned          Acquired                          Value
                                    or              or            Square          of Real
Location                          Leased          Leased         Footage         Property
----------------------------  --------------  --------------  --------------  ---------------
                                                                              (In thousands)
Main Office:
2 East Main Street            Own                   2003 (1)          14,400  $         2,946
Georgetown, MA 01833

Branch Office:
303 Haverhill Street          Leased (2)               1999            3,500  $           498
Rowley, MA 01969

Branch Office:
75 Turnpike Street/Route 114  Leased (3)               2005            2,437  $           383
North Andover, MA 01845

Other Property (4):
8 Prospect Street             Own                      1997            1,000  $            89
Georgetown, MA 01833

____________
(1) In 2003, Georgetown Savings Bank constructed a new main office upon this property, which it has owned since 1985.
(2) Georgetown Savings Bank owns the building but leases the land. The lease has a term of 40 years with an option to renew for an additional 10 years.
(3) Georgetown Savings Bank is leasing the office space. The lease has a term of 10 years with an option to renew for an additional 10 years.
(4) This property, which was acquired in foreclosure several years ago, was leased and currently is vacant. It is expected to be leased under a term lease agreement and is also available for future banking purposes.

     The net book value of our premises, land and equipment was $4.2 million at June 30, 2009.

ITEM  3.     LEGAL  PROCEEDINGS
-------------------------------

     From time to time, we are involved as plaintiff or defendant in various legal proceedings arising in the ordinary course of business. At June 30, 2009, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
------------------------------------------------------------------------

     No matters were submitted to a vote of stockholders during the fourth quarter of the year under report.

                                    PART II

ITEM  5.     MARKET  FOR  COMMON  EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER
--------------------------------------------------------------------------------
             PURCHASES  OF  SECURITIES
             -------------------------

     (a) Our common stock is traded on the OTC Electronic Bulletin Board under the symbol "GTWN". Georgetown Bancorp, MHC owns 1,527,487 shares, or 57.9% of our outstanding common stock. The approximate number of holders of record of Georgetown Bancorp, Inc.'s common stock as of September 9, 2009 was 288. Certain shares of Georgetown Bancorp, Inc. are held in "nominee" or "street" name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

     The following table presents quarterly market information for Georgetown Bancorp, Inc.'s common stock during the periods indicated. The following information was based on data received from the OTC Bulletin Board and represents the actual high and low sales prices for the periods indicated.

          FISCAL 2009                HIGH        LOW      DIVIDENDS
--------------------------------  ----------  ----------  ----------
Quarter ended September 30, 2008  $     8.00  $     4.05  $     0.00
Quarter ended December 31, 2008   $     6.00  $     3.50  $     0.00
Quarter ended March 31, 2009      $     5.00  $     3.40  $     0.00
Quarter ended June 30, 2009       $     4.15  $     3.40  $     0.00

          FISCAL 2008                HIGH        LOW      DIVIDENDS
--------------------------------  ----------  ----------  ----------
Quarter ended September 30, 2007  $     8.05  $     6.56  $     0.00
Quarter ended December 31, 2007   $     7.50  $     6.60  $     0.00
Quarter ended March 31, 2008      $     6.95  $     6.00  $     0.00
Quarter ended June 30, 2008       $     7.10  $     5.60  $     0.00

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

     At June 30, 2009, there were no compensation plans under which equity securities of Georgetown Bancorp, Inc. were authorized for issuance.

     The Company has sold no securities within the past three years that were not registered under the Securities Act of 1933.

     (b)  Not  applicable

     (c) The Company did not repurchase any shares during the quarter ended June 30, 2009.

ITEM  6.     SELECTED  FINANCIAL  DATA
--------------------------------------

     Not  required  for  smaller  reporting  companies.

ITEM  7.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF FINANCIAL CONDITION AND
--------------------------------------------------------------------------------
             RESULTS  OF  OPERATIONS
             -----------------------

     The "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of Georgetown Bancorp, Inc.'s 2009 Annual Report to Stockholders (Exhibit 13) is incorporated herein by reference.

ITEM 7A.    QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK
----------------------------------------------------------------------------

     Not  required  for  smaller  reporting  companies.

ITEM  8.   FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA
----------------------------------------------------------

     The consolidated financial statements included in Georgetown Bancorp, Inc.'s 2009 Annual Report to Stockholders (Exhibit 13) are incorporated herein by reference.

ITEM 9.    CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON ACCOUNTING AND
--------------------------------------------------------------------------------
           FINANCIAL  DISCLOSURE
           ---------------------

     None.

ITEM9A(T). CONTROLS  AND  PROCEDURES
------------------------------------

     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. There has been no change in the Company's internal control over financial reporting during the Company's fourth quarter of fiscal year 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

     Management conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of June 30, 2009, utilizing the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company's internal control over financial reporting as of June 30, 2009 is effective.

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

ITEM 9B.    OTHER  INFORMATION
------------------------------

     None.

                                    PART III

ITEM 10.    DIRECTORS,  EXECUTIVE  OFFICERS  AND  CORPORATE  GOVERNANCE
-----------------------------------------------------------------------

     Georgetown Bancorp, Inc. has adopted a Code of Ethics that applies to Georgetown Bancorp, Inc.'s principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Code of Ethics may be accessed on Georgetown Savings Bank's website at www.georgetownsb.com.

     Information concerning directors and executive officers of Georgetown Bancorp, Inc. is incorporated herein by reference from our definitive Proxy Statement (the "Proxy Statement"), specifically the section captioned "Proposal I-Election of Directors."

ITEM  11.     EXECUTIVE  COMPENSATION
-------------------------------------

     Information concerning executive compensation is incorporated herein by reference from our Proxy Statement, specifically the section captioned "Proposal I - Election of Directors."

ITEM  12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
--------------------------------------------------------------------------------
              RELATED  STOCKHOLDER  MATTERS
              -----------------------------

     Information concerning security ownership of certain owners and management is incorporated herein by reference from our Proxy Statement, specifically the sections captioned "Voting Securities and Principal Holders Thereof" and "Proposal I - Election of Directors."

ITEM  13.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS  AND  DIRECTOR
-------------------------------------------------------------------------------
              INDEPENDENCE
              ------------

     Information concerning relationships and transactions is incorporated herein by reference from our Proxy Statement, specifically the section captioned "Transactions with Certain Related Persons".

ITEM  14.     PRINCIPAL  ACCOUNTING  FEES  AND  SERVICES
--------------------------------------------------------

     Information concerning principal accountant fees and services is incorporated herein by reference from our Proxy Statement, specifically the section captioned "Proposal 3-Ratification of Appointment of Independent Registered Public Accounting Firm".

                                    PART IV

ITEM  15.     EXHIBITS  AND  FINANCIAL  STATEMENTS  SCHEDULES
-------------------------------------------------------------

(a)     Financial  Statements
        ---------------------

The financial statements filed as a part of this Form 10-K are as follows, all of which are included in the Annual Report to Shareholders (Exhibit 13):

     (A)  Report  of  Independent  Registered  Public Accounting Firm (page F-2)

     (B)  Consolidated  Balance  Sheets  (page  F-3)

     (C)  Consolidated  Statements  of  Operations  (page  F-4)

     (D)  Consolidated  Statements of Changes In Stockholders' Equity (page F-5)

     (E)  Consolidated  Statements  of  Cash  Flows  (page  F-6  to  page  F-7)

     (F)  Notes  to  Consolidated  Financial  Statements (page F-8 to page F-47)


(b)     Financial  Statement  Schedules
        -------------------------------

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements. The remaining information appearing in the Annual Report to Shareholders for the year ended June 30, 2009 is not deemed to be filed as part of this report except as expressly provided herein.

(c)     Exhibits.
        --------

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

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to
        Section 302  of  the  Sarbanes-Oxley  Act  of  2002
31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to
        Section 302  of  the  Sarbanes-Oxley  Act  of  2002
32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
        Section 906 of the  Sarbanes-Oxley  Act  of  2002
______________________________
(1) Incorporated by reference to the Registration Statement on Form SB-2 of Georgetown Bancorp, Inc. (file no. 333-119007), originally filed with the Securities and Exchange Commission on September 15,
        2004.
(2) Incorporated by reference to the Form 8-K of Georgetown Bancorp, Inc. filed with the Securities and Exchange Commission on September 27, 2006.
(3) Incorporated by reference to the Form 10-QSB of Georgetown Bancorp, Inc. filed with the Securities and Exchange Commission on May 15, 2007.
(4) Incorporated by reference to the Form 10-KSB of Georgetown Bancorp, Inc. filed with the Securities and Exchange Commission on September 28, 2007.
(5) Incorporated by reference to the Form 10-KSB of Georgetown Bancorp, Inc. filed with the Securities and Exchange Commission on September 28, 2006.
(6) Incorporated by reference to the Form 8-K of Georgetown Bancorp, Inc. Exhibit 10.1 filed with the Securities and Exchange Commission on\ June 27, 2008.
(7) Incorporated by reference to the Form 8-K of Georgetown Bancorp, Inc. Exhibit 10.2 filed with the Securities and Exchange Commission on June 27, 2008.
(8) Incorporated by reference to the Form 8-K of Georgetown Bancorp, Inc. Exhibit 10.3 filed with the Securities and Exchange Commission on June 27, 2008.
(9) Incorporated by reference to the Form 8-K of Georgetown Bancorp, Inc. Exhibit 10.4 filed with the Securities and Exchange Commission on June 27, 2008.
(10) Incorporated by reference to the Form 8-K of Georgetown Bancorp, Inc. Exhibit 10.5 filed with the Securities and Exchange Commission on June 27, 2008.
(11) Incorporated by reference to the Form 8-K of Georgetown Bancorp, Inc. filed with the Securities and Exchange Commission on September
        4,  2009.

SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 GEORGETOWN BANCORP, INC.


Date: September 25, 2009    By:  \s\  Robert E. Balletto
                                 -------------------------------
                                 Robert E. Balletto
                                 President, Chief Executive Officer and Director
                                 (Duly Authorized Representative)

     Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




Signatures                                Title                         Date
-------------------------    --------------------------------    ------------------


\s\  Robert E. Balletto      President, Chief Executive          September 25, 2009
-------------------------
Robert E. Balletto           Officer and Director (Principal
                             Executive Officer)

\s\ Joseph W. Kennedy        Senior Vice President, Chief        September 25, 2009
-------------------------
Joseph W. Kennedy            Financial Officer and Treasurer
                             (Principal Financial and
                             Accounting Officer)

\s\ Richard F. Spencer       Chairman of the Board               September 25, 2009
-------------------------
Richard F. Spencer

\s\ Mary L. Williams         Vice Chairman of the Board          September 25, 2009
-------------------------
Mary L. Williams

\s\Keith N. Congdon          Director                            September 25, 2009
-------------------------
Keith N. Congdon.

\s\ Anthony S. Conte, Jr.    Director                            September 25, 2009
-------------------------
Anthony S. Conte, Jr.

\s\ Stephen L. Flynn         Director                            September 25, 2009
-------------------------
Stephen L. Flynn

\s\ Thomas L. Hamelin        Director                            September 24, 2009
-------------------------
Thomas L. Hamelin

\s\ J. Richard Murphy        Director                            September 25, 2009
-------------------------
J. Richard Murphy

\s\ Marybeth McInnis         Director                            September 24, 2009
-------------------------
Marybeth McInnis


\s\ Kathleen R. Sachs        Director                            September 24, 2009
-------------------------
Kathleen R. Sachs

\s\ David A. Splaine         Director                            September 25, 2009
-------------------------
David A. Splaine

\s\Robert T. Wyman           Director                            September 25, 2009
-------------------------
Robert T. Wyman

\s\ John H. Yeaton           Director                            September 25, 2009
-------------------------
John H. Yeaton