Form 10-Q
period 2009-09-30
Georgetown Bancorp, Inc.
filed 2009-11-16
CIK 1302709

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
   X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
------
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2009

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

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [_] No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

        Large accelerated filer [_]             Accelerated filer            [_]
        Non-accelerated filer   [_]             Smaller reporting company    |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [_]  No |X|

Indicate the number of shares outstanding of the registrant's common stock, as of the latest practicable date: Common Stock, $0.10 par value, 2,638,387 shares outstanding as of November 11, 2009.

                                    Form 10-Q
                            GEORGETOWN BANCORP, INC.
                                Table of Contents

Part I.  Financial Information
         ---------------------
                                                                            Page
                                                                            ----

Item 1: Financial Statements (Unaudited)

        Consolidated Statements of Financial Condition
        at September 30, 2009 and June 30, 2009                               1

        Consolidated Statements of Operations for the Three
        Months Ended September 30, 2009 and 2008                              2

        Consolidated Statements of Changes in Stockholders'
        Equity for the Three Months Ended September 30, 2009 and 2008         3

        Consolidated Statements of Cash Flows for the
        Three Months Ended September 30, 2009 and 2008                        4

        Notes to Consolidated Financial Statements                            6

Item 2: Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                 9

Item 3: Quantitative and Qualitative Disclosure About Market Risk            18

Item 4T: Controls and Procedures                                             18

Part II. Other Information

Item 1:    Legal Proceedings                                                 18
Item 1A:   Risk Factors                                                      18
Item 2:    Unregistered Sales of Equity Securities and Use of Proceeds       18
Item 3:    Defaults upon Senior Securities                                   18
Item 4:    Submission of Matters to a Vote of Security Holders               18
Item 5:    Other Information                                                 18
Item 6:    Exhibits                                                          18

SIGNATURES                                                                   19

PART I--FINANCIAL INFORMATION

ITEM 1. Financial Statements


                       GEORGETOWN BANCORP, INC.
            CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
----------------------------------------------------------------------
                              (unaudited)

                                ASSETS

                                                                       At            At
                                                                  September 30,    June 30,
                                                                      2009           2009
                                                                   -----------   ----------
                                                                         (In thousands)
Cash and due from banks                                              $   3,365    $   3,355
Short-term investments                                                   2,663        8,001
                                                                     ---------    ---------
               Total cash and cash equivalents                           6,028       11,356

Securities available for sale, at fair value                            10,459        9,528
Securities held to maturity, at amortized cost                           4,599        4,959
Federal Home Loan Bank stock, at cost                                    3,111        3,111
Loans held for sale                                                        197          269
Loans, net of allowance for loan losses of $1,491,000
    at September 30, 2009 and $1,455,000 at June 30, 2009              162,801      163,825
Premises and equipment, net                                              4,171        4,212
Accrued interest receivable                                                693          714
Bank-owned life insurance                                                2,287        2,414
Other assets                                                               849          803
                                                                     ---------    ---------

               Total assets                                          $ 195,195    $ 201,191
                                                                     =========    =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                             $ 138,460    $ 141,126
Securities sold under agreements to repurchase                             534          520
Long-term Federal Home Loan Bank advances                               36,754       40,268
Mortgagors' escrow accounts                                                468          407
Accrued expenses and other liabilities                                   1,434        1,553
                                                                     ---------    ---------
               Total liabilities                                       177,650      183,874
                                                                     ---------    ---------

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.10 par value per share:  1,000,000
shares authorized; none outstanding                                         --           --
Common stock, $0.10 par value per share: 10,000,000
shares authorized; 2,777,250 shares issued                                 278          278
Additional paid-in capital                                              11,339       11,350
Retained earnings                                                        7,386        7,228
Accumulated other comprehensive income                                     196          136
Unearned compensation - ESOP (47,030 and 49,078 shares unallocated
    at September 30, 2009 and June 30, 2009, respectively)                (470)        (491)
Treasury stock, at cost (138,863 shares)                                (1,184)      (1,184)
                                                                     ---------    ---------
               Total stockholders' equity                               17,545       17,317
                                                                     ---------    ---------

               Total liabilities and stockholders' equity            $ 195,195    $ 201,191
                                                                     =========    =========

See accompanying notes to consolidated financial statements.

                    GEORGETOWN BANCORP, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS
              -------------------------------------
                           (unaudited)

                                                             Three Months Ended
                                                                September 30,
                                                            2009              2008
                                                       -------------      -----------
                                                      (In thousands, except share data)
Interest and dividend income:
    Loans, including fees                               $     2,460       $     2,322
    Securities                                                  152               223
    Short-term investments                                       --                 5
                                                        -----------       -----------
               Total interest and dividend income             2,612             2,550
                                                        -----------       -----------

Interest expense:
    Deposits                                                    616               563
    Securities sold under agreements to repurchase                1                 1
    Short-term Federal Home Loan Bank advances                   --                76
    Long-term Federal Home Loan Bank advances                   414               528
                                                        -----------       -----------
               Total interest expense                         1,031             1,168
                                                        -----------       -----------

Net interest income                                           1,581             1,382
Provision for loan losses                                        33                87
                                                        -----------       -----------
Net interest income, after provision for loan losses          1,548             1,295
                                                        -----------       -----------

Non-interest income:
    Customer service fees                                       166               160
    Net gain on sale of loans                                    81                --
    Loss from bank-owned life insurance                         (15)              (14)
    Other                                                         7                 2
                                                        -----------       -----------
               Total non-interest income                        239               148
                                                        -----------       -----------

Non-interest expenses:
    Salaries and employee benefits                              837               785
    Occupancy and equipment expenses                            190               193
    Data processing expenses                                    102                89
    Professional fees                                           109                70
    Advertising expenses                                         46                61
    Other general and administrative expenses                   244               207
                                                        -----------       -----------
               Total non-interest expenses                    1,528             1,405
                                                        -----------       -----------

Income before income taxes                                      259                38

Income tax provision                                            101                26
                                                        -----------       -----------

Net income                                              $       158       $        12
                                                        ===========       ===========

Weighted-average number of common shares outstanding:
   Basic and diluted                                      2,590,007         2,581,814

Net income per share:
   Basic and diluted                                    $      0.06       $      0.00

See accompanying notes to consolidated financial statements.

                            GEORGETOWN BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
     ----------------------------------------------------------------------
                                   (unaudited)

                                                                             Accumulated
                                                     Additional                Other         Unearned
                                           Common     Paid-in    Retained    Comprehensive Compensation-  Treasury
                                            Stock     Capital    Earnings    Income (Loss)     ESOP         Stock      Total
                                          ---------- ---------- ----------  ------------ -------------  ----------  ---------
                                                                          (In thousands)
Balance at June 30, 2008                      $ 278   $ 11,393    $ 6,878         $ (19)       $ (573)   $ (1,184)  $ 16,773
                                                                                                                    ---------

Comprehensive income:
    Net income                                    -          -         12             -             -           -         12
    Net unrealized gain on securities
        available for sale, net of related
        tax effects of $53,000                    -          -          -            22             -           -         22
                                                                                                                    ---------
                 Total comprehensive income                                                                               34
                                                                                                                    ---------

Common stock held by ESOP allocated or
committed to be allocated (2,048 shares)          -         (8)         -             -            21           -         13
                                          ---------- ---------- ----------  ------------ -------------  ----------  ---------

Balance at September 30, 2008                 $ 278   $ 11,385    $ 6,890           $ 3        $ (552)   $ (1,184)  $ 16,820
                                          ========== ========== ==========  ==========================  ==========  =========

Balance at June 30, 2009                      $ 278   $ 11,350    $ 7,228         $ 136        $ (491)   $ (1,184)  $ 17,317
                                                                                                                    ---------

Comprehensive income:
    Net income                                    -          -        158             -             -           -        158
    Net unrealized gain on securities
        available for sale, net of related
        tax effects of $33,000                    -          -          -            60             -           -         60
                                                                                                                    ---------
                 Total comprehensive income                                                                              218
                                                                                                                    ---------

Common stock held by ESOP allocated or
committed to be allocated (2,048 shares)          -        (11)         -             -            21           -         10
                                          ---------- ---------- ----------  ------------ -------------  ----------  ---------

Balance at September 30, 2009                 $ 278   $ 11,339    $ 7,386         $ 196        $ (470)   $ (1,184)  $ 17,545
                                          ========== ========== ==========  ============ =============  ==========  =========

See accompanying notes to consolidated financial statements.

                           GEORGETOWN BANCORP, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
    ----------------------------------------------------------------------
                                 (unaudited)

                                                                                   Three Months Ended
                                                                                       September 30,
                                                                                  2009             2008
                                                                               ------------   ------------
                                                                                     (In thousands)
Cash flows from operating activities:
Net income                                                                           $ 158           $ 12
    Adjustments to reconcile net income to net cash
        provided (used) by operating activities:
            Provision for loan losses                                                   33             87
            Accretion of securities, net                                                (7)            (7)
            Accretion of deferred loan fees and costs, net                               -            (22)
            Depreciation and amortization expense                                       87             95
            Decrease (increase) in accrued interest receivable                          21            (36)
            Loss from bank-owned life insurance                                         15             14
            ESOP compensation expense                                                   10             13
            Increase in accrual for supplemental retirement agreement liability         25             26
            Loans originated for sale                                               (3,059)             -
            Loan sale proceeds                                                       3,173              -
            Cash gain on sale of loans                                                 (42)             -
            Net change in other assets and liabilities                                (223)          (208)
                                                                               ------------   ------------
                  Net cash provided (used) by operating activities                     191            (26)
                                                                               ------------   ------------

Cash flows from investing activities:
    Activity in available-for-sale securities:
         Maturities, prepayments and calls                                             666          1,409
         Purchases                                                                  (1,500)             -
    Maturities, prepayments and calls
        of held-to-maturity securities                                                 363            335
    Purchase of Federal Home Loan Bank stock                                             -           (103)
    Loan principal originations, net                                                   (16)        (6,795)
    Proceeds from sales of portfolio loans                                           1,007              -
    Purchase of premises and equipment                                                 (46)           (51)
    Proceeds from redemption of bank-owned life insurance                              112              -
                                                                               ------------   ------------
                 Net cash provided (used) by investing activities                      586         (5,205)
                                                                               ------------   ------------

                                   (continued)

See accompanying notes to consolidated financial statements.

                     GEORGETOWN BANCORP, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS
----------------------------------------------------------------------
                            (unaudited)
                            (concluded)

                                                                        Three Months Ended
                                                                           September 30,
                                                                        2009             2008
                                                                    ------------    ------------
                                                                           (In thousands)
Cash flows from financing activities:
    Net change in deposits                                               (2,666)          7,470
    Net change in securities sold under agreements
        to repurchase                                                        14              73
    Net change in Federal Home Loan Bank advances with
        maturities of  three months or less                                   -          (9,025)
    Proceeds of Federal Home Loan Bank advances with
        maturities greater than three months                              1,000          14,000
    Repayments of Federal Home Loan Bank advances
        with maturities greater than three months                        (4,514)         (6,263)
    Net change in mortgagors' escrow accounts                                61              42
                                                                    ------------    ------------
                  Net cash (used) provided by financing activities       (6,105)          6,297
                                                                    ------------    ------------

Net change in cash and cash equivalents                                  (5,328)          1,066

Cash and cash equivalents at beginning of period                         11,356           5,455
                                                                    ------------    ------------

Cash and cash equivalents at end of period                              $ 6,028         $ 6,521
                                                                    ============    ============

Supplementary information:
    Interest paid on deposit accounts                                     $ 618           $ 565
    Interest paid on borrowings                                             433             593
    Income taxes paid                                                        95               3

See accompanying notes to consolidated financial statements.

                            GEORGETOWN BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        (1)    Basis of Presentation

         The accompanying unaudited financial statements of Georgetown Bancorp, Inc. (the "Company") were prepared in accordance with instructions for Form 10-Q and with Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three-month period ended September 30, 2009 are not necessarily indicative of the results that may be expected for future periods, including the entire fiscal year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the 2009 Consolidated Financial Statements presented in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 28, 2009. The consolidated financial statements include the accounts of Georgetown Savings Bank (the "Bank") and its wholly owned subsidiary, Georgetown Securities Corporation, which engages in the buying, selling and holding of securities. All significant inter-company balances and transactions have been eliminated in consolidation.

        (2)    Critical Accounting Policies

         Our critical accounting policies are those that involve significant judgments and assumptions by management and that have, or could have, a material impact on our income or the carrying value of our assets. Our critical accounting policies are those related to our allowance for loan losses and the valuation of our deferred tax assets. The allowance for loan losses is the amount estimated by management as necessary to cover credit losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses that is charged against income. Management performs a quarterly evaluation of the adequacy of the allowance for loan losses. We consider a variety of factors in establishing this estimate including, but not limited to, current economic conditions, delinquency statistics, geographic and industry concentrations, the adequacy of the underlying collateral, the financial strength of the borrower, results of internal and external loan reviews and other relevant factors. This evaluation is inherently subjective, as it requires material estimates by management that may be susceptible to significant change.

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

         Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted accordingly through the provision for income taxes. The Company's base amount of its federal income tax reserve for loan losses is a permanent difference for which there is no recognition of a deferred tax liability. However, the loan loss allowance maintained for financial reporting purposes is a temporary difference with allowable recognition of a related deferred tax asset, if it is deemed realizable. The Company exercises significant judgment in evaluating the amount and timing of recognition of the resulting tax assets and liabilities. These judgments require projections of future taxable income. These judgments and estimates, which are inherently subjective, are reviewed periodically as regulatory and business factors change. The deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that all or some portion of the deferred tax asset will not be realized.

         (3) Net Income Per Common Share

         Basic and diluted net income per common share (EPS) represents the income to common stockholders divided by the weighted average number of common shares outstanding. Employee stock ownership plan (ESOP) shares, which are allocated or committed to be released, are considered outstanding for basic and diluted EPS.

                                                Three Months Ended
                                                   September 30,
                                                2009          2008
                                             -----------   ----------

Net income available to common stockholders   $ 158,000     $ 12,000
                                             ===========   ==========

Basic common shares:
    Weighted average shares outstanding       2,638,387    2,638,387
    Weighted average unallocated ESOP shares    (48,380)     (56,573)
                                             -----------   ----------
Basic weighted average shares outstanding     2,590,007    2,581,814

    Dilutive potential common shares               ----         ----
                                             -----------   ----------

Diluted weighted average shares outstanding   2,590,007    2,581,814
                                             ===========   ==========


Basic and diluted EPS                            $ 0.06       $ 0.00
                                             ===========   ==========

         (4) Mutual Holding Company Reorganization and Minority Stock Issuance

         In conjunction with its reorganization into the mutual holding company structure, on January 5, 2005, the Bank (i) converted to a stock savings bank as the successor to the Bank in its mutual form; (ii) organized the Company as a federally-chartered corporation that owns 100% of the common stock of the Bank
(in stock form); and (iii) organized Georgetown Bancorp, MHC as a federally-chartered mutual holding company that owned 57.9% of the Common Stock of the Company as of September 30, 2009.

         (5) Recent Accounting Pronouncements

         In June 2009, the FASB approved the FASB Accounting Standards Codification (Codification) as the single source of authoritative nongovernmental U.S. Generally Accepted Accounting Principles (U.S. GAAP). The Codification does not change current U.S. GAAP but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. The Codification became effective for the Company on July 1, 2009 and did not have a material impact on the Company's consolidated financial statements.

         In August 2009, the FASB amended its guidance on fair value measurements and disclosures. This guidance provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update. This guidance was adopted by the Company for the quarter ended September 30, 2009 and did not have a material impact on the Company's consolidated financial statements.

         In September 2009, the FASB amended guidance on fair value measurements and disclosures relating to investments in certain entities that calculate net asset value per share (or its equivalent)." This guidance permits a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). This guidance also requires new disclosures, by major category of investments, about the attributes of investments within the scope of this guidance. This guidance is effective for interim and annual periods ending after December 15, 2009. Early adoption is permitted for earlier interim and annual periods that have not been issued. Adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

         (6) Securities

         A summary of securities is as follows:

                                                       Gross        Gross
                                         Amortized   Unrealized   Unrealized      Fair
                                           Cost        Gains       Losses        Value
                                         ----------  -----------  ----------  -----------
                                                         (In thousands)
At September 30, 2009

Securities available for sale

    Government-sponsored
        enterprise obligations            $  3,000      $    19     $    --     $  3,019
    Residential mortgage-backed
        securities                           7,157          283          --        7,440
                                         ----------  -----------  ----------  -----------

           Total securities
               available for sale         $ 10,157      $   302     $    --     $ 10,459
                                         ==========  ===========  ==========  ===========

Securities held to maturity

    Residential mortgage-backed
        securities                        $  4,599      $   191     $    --     $  4,790
                                         ==========  ===========  ==========  ===========

                                                       Gross        Gross
                                         Amortized   Unrealized   Unrealized     Fair
                                           Cost        Gains       Losses       Value
                                         ----------  -----------  ----------  -----------
                                                         (In thousands)
At June 30, 2009

Securities available for sale

    Government-sponsored
        enterprise obligations            $  1,500      $    --     $    (2)    $  1,498
    Residential mortgage-backed
        securities                           7,819          216          (5)       8,030
                                         ----------  -----------  ----------  -----------

           Total securities
               available for sale         $  9,319      $   216     $    (7)    $  9,528
                                         ==========  ===========  ==========  ===========

Securities held to maturity

    Residential mortgage-backed
        securities                        $  4,959      $   142     $    --     $  5,101
                                         ==========  ===========  ==========  ===========

         All  residential   mortgage-backed   securities  have  been  issued  by
government-sponsored enterprises.

         The amortized cost and estimated fair value of debt securities by contractual maturity at September 30, 2009 is as follows. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                    Available for Sale            Held to Maturity
                                   ----------------------       --------------------
                                   Amortized      Fair          Amortized      Fair
                                     Cost         Value           Cost        Value
                                   ----------   ---------       ---------    -------
                                                   (In thousands)
After 1 year through
    5 years                          $ 1,500    $   1,507        $    --      $   --
After 5 years through
    10 years                           1,500        1,512             --          --
                                    --------    ---------        --------    --------
                                       3,000        3,019             --          --
Residential mortgage-backed
    securities                         7,157        7,440          4,599       4,790
                                    --------    ---------        --------    --------

                                    $ 10,157    $  10,459        $ 4,599     $ 4,790
                                    ========    =========        ========    =======

         There were no sales of securities for the three months ended September 30, 2009.

         Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position is as follows:

                                       Less Than Twelve Months    Greater Than Twelve Months
                                       -----------------------    -------------------------
                                         Gross                       Gross
                                       Unrealized     Fair         Unrealized       Fair
                                         Losses       Value         Losses         Value
                                       -----------  ----------     ----------   -----------
                                                        (In thousands)
At June 30, 2009:

Securities available for sale

    Government-sponsored
        enterprise obligations            $     2     $ 1,498      $      --      $     --
    Residential mortgage-backed
        securities                              5       1,455             --            --
                                          --------    --------     ----------     --------
           Total temporarily impaired
               securities                 $     7     $ 2,953       $     --      $     --
                                          ========    ========     ==========     ========

         There were no securities with a gross unrealized loss at September 30, 2009.

         (7) Fair Value Measurements

         The Company groups its financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value as follows:

         Level l -  Valuation  is based on quoted  prices in active  markets for
         -------
identical assets or liabilities. Level l assets and liabilities generally include debt and equity securities that are traded in an active exchange market. At September 30, 2009, the Company had no assets or liabilities valued using Level 1 measurements.

         Level 2 - Valuation  is based on  observable  inputs other than Level l
         -------
prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. For example, Level 2 assets and liabilities may include debt securities with quoted prices that are traded less frequently than exchange-traded instruments or mortgage loans held for sale, for which the fair value is based on what the securitization market is currently offering for mortgage loans with similar characteristics.

         Level 3 - Valuation is based on unobservable  inputs that are supported
         -------
by little or no market activity and that are significant to the fair value of the assets or liabilities. Leve1 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category generally includes certain impaired loans and residential mortgage servicing rights.

         All of the Company's securities that are measured at fair value are included in Level 2 and are based on pricing models that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads and new issue data. There are no liabilities measured at fair value.

         Assets measured at fair value on a recurring basis at September 30, 2009 are summarized below.


                                                                        Assets
                                Level 1       Level 2    Level 3     at Fair Value
                               ---------    ----------  ---------    -------------
                                               (In thousands)
Securities available for sale  $      --    $   10,459  $      --     $   10,459
                               =========    ==========  =========     ==========

         Assets measured at fair value on a non-recurring basis at September 30, 2009 are summarized below.

                                                               Fair Value
                                                               Adjustents
                            At September 30, 2009            For the Three
                     ------------------------------------     Months Ended
                      Level 1      Level 2     Level 3     September 30, 2009
                     -----------  ----------  -----------  ------------------
                                          (In thousands)
Impaired loans        $      --     $     --    $    76       $     32
                      =========     ========    ========      ========

         The estimated fair values and related carrying amounts of the Company's financial instruments at September 30, 2009 and June 30, 2009, are as follows:


                                            September 30, 2009                June 30, 2009
                                         ------------------------       --------------------------
                                         Carrying         Fair           Carrying           Fair
                                          Amount          Value           Amount           Value
                                         ---------      ---------       ---------         --------
                                                             (In thousands)
Financial assets:
  Cash and cash equivalents              $  6,028       $  6,028        $ 11,356          $ 11,356
  Securities available for sale            10,459         10,459           9,528             9,528
  Securities held to maturity               4,599          4,790           4,959             5,101
  FHLB stock                                3,111          3,111           3,111             3,111
  Loans held for sale                         197            200             269               274
  Loans, net                              162,801        164,496         163,825           163,345
  Accrued interest receivable                 693            693             714               714
  Capitalized mortgage servicing rights       153            157             116               119

Financial liabilities:
  Deposits                                138,460        139,893         141,126           143,018
  Securities sold under agreements
      to repurchase                           534            534             520               520
  Long-term FHLB advances                  36,754         37,435          40,268            40,967
  Accrued interest payable                    127            127             148               148

         (8) Subsequent Events

         Management has evaluated subsequent events through November 13, 2009, which is the date the financial statements were available to be issued. There were no subsequent events that require adjustment to or disclosure in the consolidated financial statements.

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

         Our financial performance for the three months ended September 30, 2009 continued to improve, as the Company's profitability increased significantly compared to the same period last year. Our improved financial performance continued to be driven by an expanding net interest margin, primarily due to originations of higher-yielding commercial loans, a significant portion of which are collateralized by one-to-four family and multi-family properties and the controlling of interest expense. The asset quality of our loan portfolio remained stable during the quarter. The Company's quarterly earnings were supplemented by our mortgage banking activities, which are expected to make a significant contribution to profitability in future periods.


Comparison of Financial Condition at September 30, 2009 and June 30, 2009

         Total assets decreased by $6.0 million, or 3.0%, to $195.2 million at September 30, 2009, from $201.2 million at June 30, 2009. The decrease in total assets resulted primarily from a decrease in short-term investments, as overnight funds were used to pay off maturing Federal Home Loan Bank (FHLB) advances and fund deposit outflows and from a decrease in net loans. Net loans decreased $1.0 million, or 0.6%, to $162.8 million at September 30, 2009, from $163.8 million at June 30, 2009, primarily due to a $1.7 million, or 7.7% decrease in construction loans, reflecting sales of properties and a $1.5 million, or 1.8% decrease in residential mortgage loans, reflecting loan sales in the secondary mortgage market. Such decreases were partially offset by a $1.8 million, or 21.5% increase in commercial loans. Total investment securities increased $571,000, or 3.2%, to $18.2 million at September 30, 2009, from $17.6 million at June 30, 2009. At September 30, 2009, investment securities were comprised of government- sponsored enterprise debt obligations and mortgage-backed securities, all of which are guaranteed by United States Government agencies or government- sponsored enterprises. As a result, our investment securities impairment considerations generally relate to fluctuations in market interest rates. At September 30, 2009, no securities were deemed to be other -than-temporarily impaired. Total earning assets decreased $5.8 million, or 3.0%, to $185.1 million at September 30, 2009, from $190.9 million at June 30, 2009. However, the decline in earning assets will benefit the Company's net interest margin, as asset yields on the short-term investments were lower than the deposit and FHLB advances yields, which were paid off.

         Non-performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. Delinquent loans that are 90 days or more past due are generally considered non-performing assets.

                                               At September 30,   At June 30,
                                               ---------------    ----------
                                                    2009               2009
                                               ---------------    ----------
                                                    (Dollars in thousands)

Non-accrual loans:
    Residential mortgage loans                     $    462         $    671
    Commercial loans                                     --               --
    Construction loans                                   66               66
    Consumer                                             --               --

                                                   --------         --------
        Total non-accrual loans                         528              737
                                                   --------         --------

Loans greater than 90 days delinquent
and still accruing:
    Residential mortgage loans                           --               --
    Commercial loans                                     --               --
    Construction loans                                   --               --
    Consumer                                             --               --

                                                   --------         --------
    Total loans greater than 90 days delinquent
        and still accruing                               --               --
                                                   --------         --------

    Restructured loans                                  213               --
                                                   --------         --------

    Total non-performing loans                          741              737
                                                   --------         --------

    Total non-performing assets                    $    741         $    737
                                                   ========         ========

Ratios:
    Non-performing loans to total loans                0.45%            0.45%
    Non-performing assets to total assets              0.38%            0.37%



         Asset quality continued to be stable, as non-performing assets increased $4,000 to $741,000 at September 30, 2009 compared to $737,000 at June 30, 2009. These balances represented 0.45% of total assets at September 30, 2009 and June 30, 2009. At June 30, 2009, there was one restructured loan totaling $217,000 that was included in the non-accrual loan total and no restructured loans at September 30, 2009. The allowance for loan losses was $1.5 million at September 30, 2009, increasing $36,000 from June 30, 2009. Loan charge-offs were $3,000 and loan recoveries were $6,000 for the three months ended September 30, 2009, as compared to loan charge-offs of $1,000 and loan recoveries of $1,000 for the same period in 2008. The allowance represented 0.91% of total loans at September 30, 2009 and 0.88% of total loans at June 30, 2009. The increase was primarily a result of growth in loans with a higher degree of risk. At these levels, the allowance for loan losses as a percentage of non-performing loans was 201.21% at September 30, 2009 and 197.42% at June 30, 2009.

         Total deposits decreased by $2.7 million, or 1.9%, to $138.5 million at September 30, 2009, from $141.1 million at June 30, 2009. The decrease in deposits was primarily due to decreases in money market accounts and NOW accounts that were partially offset by increases in demand deposit accounts. Money market accounts decreased $3.0 million, or 6.4%, reflecting a lowering of interest rates paid and NOW accounts decreased $1.7 million, or 14.3%. Demand deposit accounts increased $2.0 million, or 12.7%.

         Total borrowings from the FHLB decreased $3.5 million, or 8.7%, as short-term investments were used to pay off maturing borrowings.

         Total stockholders' equity increased $228,000, or 1.3%, to $17.5 million at September 30, 2009, from $17.3 million at June 30, 2009, primarily due to net income of $158,000 and an increase in net unrealized gains on available-for-sale securities of $60,000. The net unrealized gains on securities available for sale were attributable to changes in market interest rates.

Comparison of Operating Results for the Three Months Ended September 30, 2009 and 2008

         General. Net income for the three months ended September 30, 2009 was $158,000, or $.06 per basic and diluted share, compared to net income of $12,000, or $.00 per basic and diluted share for the three months ended September 30, 2008. The increase in net income was primarily due to an increase in net interest income and non-interest income, partially offset by an increase in non-interest expense.

         Interest Income. Interest income increased by $62,000, or 2.5%, to $2.6 million for the three months ended September 30, 2009 from $2.5 million for the three months ended September 30, 2008. The increase in interest income was primarily due to an increase in the average balance of interest-earning assets of $10.7 million, or 6.1%, to $185.3 million for the three months ended September 30, 2009, from $174.6 million for the same period in 2008, partially offset by a 20 basis point decrease in the average yield on interest-earning assets to 5.64% for the three months ended September 30, 2009, from 5.84% for the same period in 2008.

         Interest income on loans increased $138,000, or 6.0%, to $2.5 million for the three months ended September 30, 2009, from $2.3 million for the three months ended September 30, 2008. The increase was due to an increase in the average balance of loans of $11.8 million, or 7.8%, to $164.6 million for the three months ended September 30, 2009, from $152.7 million for the three months ended September 30, 2008, partially offset by a decrease in average loan yields of 10 basis points to 5.98% for the three months ended September 30, 2009, from 6.08% for the three months ended September 30, 2008.

         Interest and dividend income on investment securities decreased $71,000, or 32.0% for the three months ended September 30, 2009, compared to the same period in 2008. The decrease in interest income was due to a decrease in the average balance of investment securities of $3.1 million, or 14.7%, to $17.8 million for the three months ended September 30, 2009, from $20.9 million for the three months ended September 30, 2008 and by a decrease in average investment yields of 86 basis points to 3.42% for the three months ended September 30, 2009, from 4.28% for the three months ended September 30, 2008.

         Interest Expense. Interest expense decreased $137,000, or 11.7%, to $1.0 million for the three months ended September 30, 2009. The decrease in interest expense was primarily due to a 53 basis point decrease in the average cost of interest-bearing liabilities to 2.53% for the three months ended September 30, 2009, from 3.06% for the same period in 2008, partially offset by an increase in the average balance of interest-bearing liabilities of $10.1 million, or 6.6%, to $163.0 million for the three months ended September 30, 2009, from $152.9 million for the same period in 2008.

         Interest expense on interest-bearing deposits increased $53,000, or 9.5%, to $616,000 for the three months ended September 30, 2009, from $563,000 for the same period in 2008. The increase was primarily due to an increase in the average balance of interest-bearing deposits of $30.5 million, or 32.8%, to $123.5 million for the three months ended September 30, 2009 from $93.0 million for the same period in 2008, partially offset by a 42 basis point decrease in the average cost of interest-bearing deposits to 2.00% for the three months ended September 30, 2009, from 2.42% for the same period in 2008.

         Interest expense on FHLB short-term and long-term advances decreased $190,000, or 31.5%, to $414,000 for the three months ended September 30, 2009, from $604,000 for the same period in 2008. The decrease was primarily due to a decrease in the average balance of FHLB short-term and long-term advances of $20.3 million, or 34.2%, to $39.0 million for the three months ended September 30, 2009 from $59.2 million for the same period in 2008, partially offset by a 17 basis point increase in the average cost of FHLB short-term and long-term advances to 4.25% for the three months ended September 30, 2009, from 4.08% for the same period in 2008, reflecting the maturing of lower costing advances.

         Net Interest Income. Net interest income increased $199,000, or 14.5%, to $1.6 million for the three months ended September 30, 2009, from $1.4 million for the same period in 2008. The increase in net interest income was primarily the result of a 24 basis point increase in net interest margin to 3.41% for the three months ended September 30, 2009, from 3.17% for the same period ended 2008 and by the $568,000 or 2.6%, increase in net average interest-earning assets to $22.3 million for the three months ended September 30, 2009.

         Provision for Loan Losses. The provision for loan losses for the three months ended September 30, 2009 was $33,000 compared to $87,000 for the three months ended September 30, 2008, primarily due to the smaller amount of loan growth in 2009 compared to 2008. Loan charge-offs were $3,000 and loan recoveries were $6,000 for the three months ended September 30, 2009, as compared to loan charge-offs of $1,000 and loan recoveries of $1,000 for the same period in 2008.

         Non-interest Income. Non-interest income increased $91,000, or 60.7%, to $239,000 for the three months ended September 30, 2009, from $148,000 for the same period in 2008. The increase was primarily related to gains of $81,000 from the sale of $4.9 million in loans, $3.1 million classified as held for sale and $1.0 million from the Company's loan portfolio. The gain included $39,000 of income related to the recognition of mortgage servicing assets.

         Non-interest Expense. Non-interest expense increased $123,000, or 8.8%, to $1.5 million for the three months ended September 30, 2009, from $1.4 million for the same period in 2008. The increase in non-interest expense was primarily due to an increase in salaries and benefits, professional fees and other general and administrative expense. Salaries and benefits expense increased $52,000, or 6.6%, primarily due to higher replacement salaries for new hires, as well as an increase in the number of employees receiving health insurance benefits. Occupancy expense decreased $3,000, or 1.0%, to $190,000 for the three months ended September 30, 2009, from $193,000 for the same period in 2008. Data processing expense increased $13,000, or 14.7%, for the three months ended September 30, 2009, from the same period in 2008, primarily due to the addition of services provided. Professional fees increased $39,000, or 56.6%, to $109,000 for the three months ended September 30, 2009, from $70,000 for the same period in 2008, primarily due to increased costs associated with compliance with section 404 of the Sarbanes-Oxley Act, related to internal controls over financial reporting. Advertising expense decreased $15,000 or 25.7%, to $46,000 for the three months ended September 30, 2009 from $61,000 for the same period in 2008, primarily related to timing of expenditures. Other general and administrative expenses increased $37,000, or 17.8%, to $244,000 for the three months ended September 30, 2009, from the same period in 2008, primarily due to a $26,000, or 115.6% increase in Federal Deposit Insurance Company (FDIC) deposit insurance, as a result of the FDIC's efforts to replenish its deposit insurance fund, which was reduced due to losses from several large troubled financial institutions and not related to our Company's activities. Additional changes to FDIC deposit assessment rules will likely result in further increases in deposit insurance for the Company.

         Income Taxes. The income before income taxes of $259,000 for the three months ended September 30, 2009 resulted in an income tax provision of $101,000 for the three months ended September 30, 2009, as compared to the income before income taxes of $38,000 and income tax provision of $26,000 for the three months ended September 30, 2008. The effective tax rates for the three months ended September 30, 2009 and 2008 were 39.0% and 68.2%, respectively. The effective tax rate for the three months ended September 30, 2008 reflected the tax impact of $13,000 in additional state income tax provision, associated with the one-time impact of a Massachusetts bill, "An Act Relative to Tax Fairness and Business Competitiveness", which was signed into law on July 3, 2008.

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

                                                                                  Three Months Ended September 30,
                                           At September 30,     --------------------------------------------------------------------
                                               2009                             2009                            2008
                                        ----------------------  ----------------------------------  --------------------------------
                                                      Weighted   Average                             Average
                                        Outstanding   Average   Outstanding                 Yield/  Outstanding               Yield/
                                         Balance        Rate     Balance       Interest      Rate    Balance     Interest      Rate
                                        -----------  ---------  -----------    ---------- --------  -----------  --------     ------
                                                                           (Dollars in thousands)
Interest-earning assets:
Loans                                    $ 164,292     5.89%     $ 164,559       $ 2,460    5.98%    $ 152,719     $ 2,322    6.08%
Investment securities (1)                   18,169     3.34%        17,785           152    3.42%       20,855         223    4.28%
Short-term investments                       2,663     0.05%         2,970            --    0.00%        1,066           5    1.88%
                                         ---------               ---------       -------             ---------     -------
     Total interest-earning assets         185,124     5.56%       185,314         2,612    5.64%      174,640       2,550    5.84%
Non-interest-earning assets                 10,071                  12,752            --                10,227          --
                                         ---------               ---------       -------             ---------     -------
     Total assets                        $ 195,195               $ 198,066         2,612             $ 184,867       2,550
                                         =========               =========       -------             =========     -------

Interest-bearing liabilities:
Savings deposits                         $  11,298     0.13%     $  11,001           $ 4    0.15%    $  10,200         $ 3    0.12%
NOW accounts                                10,205     0.05%        10,516             1    0.04%        9,024           3    0.13%
Money market accounts                       42,995     0.92%        45,385           138    1.22%       34,786         211    2.43%
Certificates of deposit                     56,231     3.23%        56,579           473    3.34%       38,972         346    3.55%
                                         ---------               ---------       -------              ---------    -------
     Total interest-bearing deposits       120,729     1.85%       123,481           616    2.00%       92,982         563    2.42%
FHLB advances                               36,754     4.03%        38,961           414    4.25%       59,246         604    4.08%
Repurchase agreements                          534     0.50%           548             1    0.73%          656           1    0.61%
                                         ---------               ---------       -------             ---------     -------
     Total interest-bearing liabilities    158,017     2.35%       162,990         1,031    2.53%      152,884       1,168    3.06%
                                                                                 =======                           =======
Non-interest-bearing liabilities:
Demand deposits                             17,731                  16,179                              13,622
Other non-interest-bearing liabilities       1,902                   1,471                               1,366
                                         ---------               ----------                          ---------
     Total liabilities                     177,650                 180,640                             167,872
Stockholders' equity                        17,545                  17,426                              16,995
                                         ---------               ---------                           ---------
     Total liabilities and equity        $ 195,195               $ 198,066                           $ 184,867
                                         =========               =========                           =========

Net interest income                                                              $ 1,581                           $ 1,382
                                                                                 =======                           =======
Net interest rate spread (2)                           3.21%                                3.11%                             2.78%
Net interest-earning assets (3)          $  27,107               $  22,324                           $  21,756
                                         =========               =========                           =========
Net interest margin (4)                                                                     3.41%                             3.17%
Average of interest-earning
     assets to interest-bearing
      liabilities                                    117.15%                              113.70%                           114.23%

--------------------------------------------------------------------------------
(1)   Consists entirely of taxable investment securities.
(2) Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3) Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4) Net interest margin represents net interest income divided by average total interest-earning assets.

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

                                             Three Months Ended September 30,
                                                      2009 vs. 2008
                                         ----------------------------------------
                                         Increase (Decrease) Due to
                                         ---------------------------
                                            Volume          Rate           Net
                                         -----------      --------       -------
                                                        (In thousands)
Interest-earning assets:
Loans                                         $ 180         $ (42)        $ 138
Investment securities                           (33)          (38)          (71)
Short-term investments                            9           (14)           (5)
                                              -----         -----         -----

    Total interest-earning assets               156           (94)           62
                                              -----         -----         -----

Interest-bearing liabilities:
Savings deposits                                 --             1             1
NOW accounts                                     --            (2)           (2)
Money market accounts                            64          (137)          (73)
Certificates of deposit                         156           (29)          127
                                              -----         -----         -----

    Total interest-bearing deposits             220          (167)           53

FHLB advances                                  (207)           17          (190)
Repurchase agreements                            --            --            --
                                              -----         -----         -----

    Total interest-bearing liabilities           13          (150)         (137)
                                              -----         -----         -----

Change in net interest income                 $ 143         $  56         $ 199
                                              =====         =====         =====

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

         Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2009, cash and cash equivalents totaled $6.0 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $10.5 million at September 30, 2009. Our policies also allow for access to the wholesale funds market for up to 50.0% of total assets, or $97.6 million. At September 30, 2009, we had $36.8 million in FHLB advances outstanding and $699,000 in brokered certificates of deposit, allowing the Company access to an additional $60.1 million in wholesale funds based on policy guidelines.

         At September 30, 2009, we had $4.2 million in loan commitments outstanding, $423,500 of which are intended for sale in the secondary market. In addition to commitments to originate loans, we had $19.8 million in unadvanced funds to borrowers. Related to our secondary market activities, we had $1.1 million of forward loan sale commitments at September 30, 2009, the fair value of which approximated zero at September 30, 2009. These forward loan sale commitments were used to offset the interest rate risk associated with mortgage loans, which have had their interest rate locked by our customers. Certificates of deposit due within one year of September 30, 2009 totaled $35.9 million, or 25.9% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit or other wholesale funding options. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2010. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

         We have no material commitments or demands that are likely to affect our liquidity other than set forth below. In the event loan demand were to increase at a pace greater than expected, or any unforeseen demand or commitment were to occur, we would access our borrowing capacity with the FHLB and other wholesale market sources.

         Our primary investing activities are the origination of loans and the purchase of securities. During the three months ended September 30, 2009, we originated $16.7 million of loans and purchased $1.5 million in investment securities. We also sold $4.1 million in residential mortgage loans for the three months ended September 30, 2009.

         Financing activities consist primarily of activity in deposit accounts, FHLB borrowings and advances and the sale of residential mortgages. We experienced a net decrease in total deposits of $2.7 million for the three months ended September 30, 2009. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive.

         FHLB borrowings and advances reflected a net decrease of $3.5 million during the three months ended September 30, 2009. FHLB borrowings and advances have primarily been used to fund loan demand and purchase securities.

         Capital Management. The Bank is subject to various regulatory capital requirements including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2009, the Bank exceeded all of its regulatory capital requirements and is considered "well capitalized" under regulatory guidelines.

         The OTS, as the primary federal regulator of federal savings banks, periodically recommends certain of those institutions take voluntary steps to reduce risk to the institutions and the federal deposit insurance fund. In light of the current economic environment, the OTS requested and the Bank's board of directors agreed on October 27, 2008 to certain voluntary constraints on the Bank's 2009 leveraged growth strategy. Moreover, the Bank does not expect any of these standards to materially impair its execution of its business plan. The OTS has agreed to revisit these voluntary constraints from time to time. The voluntary constraints are as follows: (i) the Bank will maintain a Tier one
(core) capital ratio of at least 7.1%; and (ii) in the event the Tier one (core) capital ratio decreases below 7.5%, the ratio of "high-risk" loans, as defined, to Tier one (core) capital would not exceed 350%; the ratio of classified assets to Tier one (core) capital (plus the allowance for loan losses) would not exceed 15%; and the ratio of nonperforming assets to total assets would not exceed 1.5%. As of September 30, 2009, the Bank's Tier one capital ratio was 8.07% compared to the requested target of 7.50%. The Company has $1.1 million of cash available to down-stream to the Bank to support its future capital needs.

         On November 14, 2008, the Company filed an application under the United States Treasury's Capital Purchase Program, which is part of the United States Treasury's Emergency Economic Stabilization Act of 2008. The application requested $4.1 million in senior preferred stock. On September 28, 2009 the board of directors of the Company voted to withdraw its application under the United States Treasury's Capital Purchase Program.

         Off-Balance Sheet Arrangements. For the three months ended September 30, 2009, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

         a) Not applicable

         b) Not applicable

         c) The Company did not repurchase any shares during the quarter ended September 30, 2009.

Item 3. Defaults Upon Senior Securities

         Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

         Not applicable

Item 5. Other Information

         a)  Not applicable

         b) There were no material changes to the procedures by which security holders may recommend nominees to the Company's board of directors during the period covered by this Form 10-Q.

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


                               GEORGETOWN BANCORP, INC.
                                      (Registrant)


Date: November 12, 2009        /s/ Robert E. Balletto
                               ------------------------------------
                               Robert E. Balletto
                               President and Chief Executive Officer
                               (Principal Executive Officer)


                               /s/ Joseph W. Kennedy
                               ------------------------------------
                               Joseph W. Kennedy
                               Senior Vice President, Chief Financial Officer and Treasurer
                               (Principal Accounting and Financial Officer)