Form 10-Q
period 2009-12-31
Georgetown Bancorp, Inc.
filed 2010-02-12
CIK 1302709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date:  Common Stock, $0.10 par value, 2,638,387 shares outstanding as of February 9, 2010.

Form 10-Q
GEORGETOWN BANCORP, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

GEORGETOWN BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
----------------------------------------------------------------------
(unaudited)

ASSETS

	At	At
	December 31,	June 30,
	2009	2009
	(In thousands)

Cash and due from banks	$2,058	$3,355
Short-term investments	1,587	8,001
Total cash and cash equivalents	3,645	11,356

Securities available for sale, at fair value	11,830	9,528
Securities held to maturity, at amortized cost	4,290	4,959
Federal Home Loan Bank stock, at cost	3,111	3,111
Loans held for sale	521	269
Loans, net of allowance for loan losses of $1,594,000
at December 31, 2009 and $1,455,000 at June 30, 2009	166,838	163,825
Premises and equipment, net	4,091	4,212
Accrued interest receivable	804	714
Bank-owned life insurance	2,496	2,414
Prepaid FDIC insurance	719	-
Other assets	982	803

Total assets	$199,327	$201,191

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits	$136,630	$141,126
Securities sold under agreements to repurchase	417	520
Short-term Federal Home Loan Bank advances	6,050	-
Long-term Federal Home Loan Bank advances	36,740	40,268
Mortgagors' escrow accounts	412	407
Accrued expenses and other liabilities	1,432	1,553
Total liabilities	181,681	183,874

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.10 par value per share: 1,000,000
shares authorized; none outstanding	-	-
Common stock, $0.10 par value per share: 10,000,000
shares authorized; 2,777,250 shares issued	278	278
Additional paid-in capital	11,329	11,350
Retained earnings	7,546	7,228
Accumulated other comprehensive income	127	136
Unearned compensation - ESOP (44,982 and 49,078 shares unallocated
at December 31, 2009 and June 30, 2009, respectively)	(450)	(491)
Treasury stock, at cost (138,863 shares)	(1,184)	(1,184)
Total stockholders' equity	17,646	17,317

Total liabilities and stockholders' equity	$199,327	$201,191

See accompanying notes to consolidated financial statements.

GEORGETOWN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
----------------------------------------------------------------------
(unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
	(In thousands, except share data)

Interest and dividend income:
Loans, including fees	$2,457	$2,463	$4,917	$4,785
Securities	164	222	316	445
Short-term investments	1	1	1	6
Total interest and dividend income	2,622	2,686	5,234	5,236

Interest expense:
Deposits	536	653	1,153	1,216
Securities sold under agreements to repurchase	-	1	1	2
Short-term Federal Home Loan Bank advances	1	30	1	106
Long-term Federal Home Loan Bank advances	376	520	789	1,048
Total interest expense	913	1,204	1,944	2,372

Net interest income	1,709	1,482	3,290	2,864
Provision for loan losses	163	91	196	178
Net interest income, after provision for loan losses	1,546	1,391	3,094	2,686

Non-interest income:
Customer service fees	166	171	332	331
Net gain on sale of loans	95	-	176	-
Income (loss) from bank-owned life insurance	25	9	10	(5)
Other, net	(1)	5	6	7
Total non-interest income	285	185	524	333

Non-interest expenses:
Salaries and employee benefits	889	788	1,726	1,573
Occupancy and equipment expenses	191	198	381	390
Data processing expenses	121	91	223	180
Professional fees	97	81	207	151
Advertising expenses	59	53	104	115
FDIC insurance	49	26	97	48
Other general and administrative expenses	191	179	387	364
Total non-interest expenses	1,597	1,416	3,125	2,821

Income before income taxes	234	160	493	198

Income tax provision	74	53	175	79

Net income	$160	$107	$318	$119

Weighted-average number of common shares outstanding:
Basic and diluted	2,592,062	2,583,869	2,591,035	2,582,842

Net income per share:
Basic and diluted	$0.06	$0.04	$0.12	$0.05

See accompanying notes to consolidated financial statements.

GEORGETOWN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
----------------------------------------------------------------------
(unaudited)

				Accumulated
		Additional		Other	Unearned
	Common	Paid-in	Retained	Comprehensive	Compensation-	Treasury
	Stock	Capital	Earnings	Income (Loss)	ESOP	Stock	Total
	(In thousands)

Balance at June 30, 2008	$278	$11,393	$6,878	$(19)	$(573)	$(1,184)	$16,773

Comprehensive income:
Net income	-	-	119	-	-	-	119
Net unrealized gain on securities
available for sale, net of related
tax effects of $101,000	-	-	-	169	-	-	169
Total comprehensive income							288

Common stock held by ESOP allocated or
committed to be allocated (4,097 shares)	-	(18)	-	-	41	-	23

Balance at December 31, 2008	$278	$11,375	$6,997	$150	$(532)	$(1,184)	$17,084

Balance at June 30, 2009	$278	$11,350	$7,228	$136	$(491)	$(1,184)	$17,317

Comprehensive income:
Net income	-	-	318	-	-	-	318
Net unrealized loss on securities
available for sale, net of related
tax effects of $4,000	-	-	-	(9)	-	-	(9)
Total comprehensive income							309

Common stock held by ESOP allocated or
committed to be allocated (4,096 shares)	-	(21)	-	-	41	-	20

Balance at December 31, 2009	$278	$11,329	$7,546	$127	$(450)	$(1,184)	$17,646

See accompanying notes to consolidated financial statements.

GEORGETOWN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
----------------------------------------------------------------------
(unaudited)

	Six Months Ended
	December 31,
	2009	2008
	(In thousands)
Cash flows from operating activities:
Net income	$318	$119
Adjustments to reconcile net income to net cash
provided (used) by operating activities:
Provision for loan losses	196	178
Accretion of securities, net	(14)	(17)
Accretion of deferred loan fees and costs, net	(3)	(35)
Depreciation and amortization expense	175	189
Increase in accrued interest receivable	(90)	(63)
(Income) loss from bank-owned life insurance	(10)	5
ESOP compensation expense	20	23
Increase in accrual for supplemental retirement agreement liability	51	51
Loans originated for sale	(8,014)	-
Loan sale proceeds	7,857	-
Cash gain on sale of loans	(95)	-
Prepaid FDIC insurance	(719)	-
Net change in other assets and liabilities	(347)	(205)
Net cash (used) provided by operating activities	(675)	245

Cash flows from investing activities:
Activity in available-for-sale securities:
Maturities, prepayments and calls	1,193	1,814
Purchases	(3,500)	(1,000)
Maturities, prepayments and calls
of held-to-maturity securities	675	586
Purchase of Federal Home Loan Bank stock	-	(103)
Loan principal originations, net	(4,213)	(17,001)
Proceeds from sales of portfolio loans	1,007	-
Purchase of premises and equipment	(54)	(69)
Proceeds from redemption of bank-owned life insurance	112	-
Purchase of bank-owned life insurance	(184)	-
Net cash used by investing activities	(4,964)	(15,773)

(continued)

See accompanying notes to consolidated financial statements.

GEORGETOWN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
----------------------------------------------------------------------
(unaudited)
(concluded)

	Six Months Ended
	December 31,
	2009	2008
	(In thousands)
Cash flows from financing activities:
Net change in deposits	(4,496)	24,422
Net change in securities sold under agreements
to repurchase	(103)	(64)
Net change in Federal Home Loan Bank advances with
maturities of three months or less	6,050	(11,000)
Proceeds of Federal Home Loan Bank advances with
maturities greater than three months	7,000	15,500
Repayments of Federal Home Loan Bank advances
with maturities greater than three months	(10,528)	(11,376)
Net change in mortgagors' escrow accounts	5	33
Net cash (used) provided by financing activities	(2,072)	17,515

Net change in cash and cash equivalents	(7,711)	1,987

Cash and cash equivalents at beginning of period	11,356	5,455

Cash and cash equivalents at end of period	$3,645	$7,442

Supplementary information:
Interest paid on deposit accounts	$1,157	$1,221
Interest paid on borrowings	825	1,152
Income taxes paid	128	27

See accompanying notes to consolidated financial statements.

GEORGETOWN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)           Basis of Presentation

The accompanying unaudited financial statements of Georgetown Bancorp, Inc. (the “Company”) were prepared in accordance with instructions for Form 10-Q and with Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three- and six-month periods ended December 31, 2009 are not necessarily indicative of the results that may be expected for future periods, including the entire fiscal year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the 2009 Consolidated Financial Statements presented in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 28, 2009. The consolidated financial statements include the accounts of Georgetown Savings Bank (the “Bank”) and its wholly owned subsidiary, Georgetown Securities Corporation, which engages in the buying, selling and holding of securities. All significant inter-company balances and transactions have been eliminated in consolidation.

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

The analysis has three components:  specific, general, and an unallocated component. The specific component relates to loans that are determined to be impaired. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. The general component is determined by segregating the remaining loans by type of loan. We also analyze historical loss experience, delinquency trends, general economic conditions and geographic and industry concentrations. This analysis establishes factors that are applied to the loan groups to determine the amount of the general component of the allowance for loan losses. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating losses in the portfolio. Because of the imprecision surrounding these factors, we may maintain an unallocated component available for other factors that is not allocated to a specific loan category.

Actual loan losses may be significantly more than the allowances we have established, which could have a material negative effect on our financial results.

Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled.  As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted accordingly through the provision for income taxes.  The Company’s base amount of its federal income tax reserve for loan losses is a permanent difference for which there is no recognition of a deferred tax liability.  However, the loan loss allowance maintained for financial reporting purposes is a temporary difference with allowable recognition of a related deferred tax asset, if it is deemed realizable. The Company exercises significant judgment in evaluating the amount and timing of recognition of the resulting tax assets and liabilities. These judgments require projections of future taxable income. These judgments and estimates, which are inherently subjective, are reviewed periodically as regulatory and business factors change. The deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that all or some portion of the deferred tax asset will not be realized.

(3)           Net Income Per Common Share

Basic and diluted net income per common share (EPS) represents the net income to available common stockholders divided by the weighted average number of common shares outstanding. Employee stock ownership plan (ESOP) shares, which are allocated or committed to be released, are considered outstanding for basic and diluted EPS.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008

Net income available to common stockholders	$160,000	$107,000	$318,000	$119,000

Basic common shares:
Weighted average shares outstanding	2,638,387	2,638,387	2,638,387	2,638,387
Weighted average unallocated ESOP shares	(46,325)	(54,518)	(47,352)	(55,545)
Basic weighted average shares outstanding	2,592,062	2,583,869	2,591,035	2,582,842

Dilutive potential common shares	----	----	----	----

Diluted weighted average shares outstanding	2,592,062	2,583,869	2,591,035	2,582,842

Basic and diluted EPS	$0.06	$0.04	$0.12	$0.05

(4)           Mutual Holding Company Reorganization and Minority Stock Issuance

In conjunction with its reorganization into the mutual holding company structure, on January 5, 2005, the Bank (i) converted to a stock savings bank as the successor to the Bank in its mutual form; (ii) organized the Company as a federally-chartered corporation that owns 100% of the common stock of the Bank (in stock form); and (iii) organized Georgetown Bancorp, MHC as a federally-chartered mutual holding company that owned 57.9% of the Common Stock of the Company as of December 31, 2009.

(5)           Recent Accounting Pronouncements

In June 2009, the FASB approved the FASB Accounting Standards Codification (Codification) as the single source of authoritative nongovernmental U.S. Generally Accepted Accounting Principles (U.S. GAAP).  The Codification does not change current U.S. GAAP but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative.   The Codification became effective for the Company on July 1, 2009.

In August 2009, the FASB amended its guidance on fair value measurements and disclosures.  This guidance provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update. This guidance was adopted by the Company for the quarter ended September 30, 2009 and did not have a material impact on the Company’s consolidated financial statements.

In September 2009, the FASB amended guidance on fair value measurements and disclosures relating to investments in certain entities that calculate net asset value per share (or its equivalent).  This guidance permits a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). This guidance also requires new disclosures, by major category of investments, about the attributes of investments within the scope of this guidance.  This guidance is effective for interim and annual periods ending after December 15, 2009.  Early adoption is permitted for earlier interim and annual periods that have not been issued.  Adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

(6)          Securities

A summary of securities is as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)

At December 31, 2009

Securities available for sale

Government-sponsored
enterprise obligations	$5,000	$5	$(30)	$4,975
Residential mortgage-backed
securities	6,634	221	-	6,855

Total securities
available for sale	$11,634	$226	$(30)	$11,830

Securities held to maturity

Residential mortgage-backed
securities	$4,290	$173	$-	$4,463

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)

At June 30, 2009

Securities available for sale

Government-sponsored
enterprise obligations	$1,500	$-	$(2)	$1,498
Residential mortgage-backed
securities	7,819	216	(5)	8,030

Total securities
available for sale	$9,319	$216	$(7)	$9,528

Securities held to maturity

Residential mortgage-backed
securities	$4,959	$142	$-	$5,101

All residential mortgage-backed securities have been issued by government-sponsored enterprises.

The amortized cost and estimated fair value of debt securities by contractual maturity at December 31, 2009 is as follows.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
After 1 year through
5 years	$1,500	$1,503	$-	$-
After 5 years through
10 years	3,500	3,472	-	-
	5,000	4,975	-	-
Residential mortgage-backed
securities	6,634	6,855	4,290	4,463

	$11,634	$11,830	$4,290	$4,463

There were no sales of securities for the six months ended December 31, 2009.

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position is as follows:

	Less Than Twelve Months		Greater Than Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In thousands)
At December 31, 2009:

Securities available for sale

Government-sponsored
enterprise obligations	$30	$2,470	$-	$-
Residential mortgage-backed
securities	-	-	-	-
Total temporarily impaired
securities	$30	$2,470	$-	$-

At June 30, 2009:

Securities available for sale

Government-sponsored
enterprise obligations	$2	$1,498	$-	$-
Residential mortgage-backed
securities	5	1,455	-	-
Total temporarily impaired
securities	$7	$2,953	$-	$-

At December 31, 2009, four securities classified as available for sale had unrealized losses with aggregate depreciation of 1.19% from the Company’s amortized cost basis, which management believes to be temporary and not a result of credit quality.

(7)          Fair Value Measurements

The Company groups its financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value as follows:

Level l - Valuation is based on quoted prices in active markets for identical assets or liabilities. Level l assets and liabilities generally include debt and equity securities that are traded in an active exchange market. At December 31, 2009, the Company had no assets or liabilities valued using Level 1 measurements.

Level 2 - Valuation is based on observable inputs other than Level l prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. For example, Level 2 assets and liabilities may include debt securities with quoted prices that are traded less frequently than exchange-traded instruments or mortgage loans held for sale, for which the fair value is based on what the securitization market is currently offering for mortgage loans with similar characteristics.

Level 3 - Valuation is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Leve1 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category generally includes certain impaired loans and residential mortgage servicing rights.

All of the Company’s securities that are measured at fair value are included in Level 2 and are based on pricing models that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads and new issue data. There are no liabilities measured at fair value. All of the Company’s loans that are measured at fair value are included in Level 3 and are based on the appraised value of the underlying collateral considering discounting factors, if deemed appropriate, and adjusted for selling costs. These appraised values may be discounted based on management’s historical knowledge, expertise or changes in market conditions from time of valuation.

Assets measured at fair value on a recurring basis at December 31, 2009 and June 30, 2009 are summarized below.

				Assets
	Level 1	Level 2	Level 3	at Fair Value
	(In thousands)
December 31, 2009:
Securities available for sale	$-	$11,830	$-	$11,830

June 30, 2009:
Securities available for sale	$-	$9,528	$-	$9,528

Assets measured at fair value on a non-recurring basis at December 31, 2009 and June 30, 2009 are summarized below.

				Fair Value
				Adjustments
				For the Six
	At December 31, 2009			Months Ended
	Level 1	Level 2	Level 3	December 31, 2009
	(In thousands)

Impaired loans	$-	$-	$76	$32

				Fair Value
				Adjustments
	At June 30, 2009			Year Ended
	Level 1	Level 2	Level 3	June 30, 2009
	(In thousands)

Impaired loans	$-	$-	$357	$(51)

The estimated fair values and related carrying amounts of the Company’s financial instruments at December 31, 2009 and June 30, 2009, are as follows:

	December 31, 2009		June 30, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$3,645	$3,645	$11,356	$11,356
Securities available for sale	11,830	11,830	9,528	9,528
Securities held to maturity	4,290	4,463	4,959	5,101
FHLB stock	3,111	3,111	3,111	3,111
Loans held for sale	521	521	269	274
Loans, net	166,838	168,028	163,825	163,345
Accrued interest receivable	804	804	714	714
Capitalized mortgage servicing rights	183	198	116	119

Financial liabilities:
Deposits	136,630	138,024	141,126	143,018
Securities sold under agreements
to repurchase	417	417	520	520
Short-term FHLB advances	6,050	6,050	-	-
Long-term FHLB advances	36,740	37,371	40,268	40,967
Accrued interest payable	110	110	148	148

(8)          Subsequent Events

Management has evaluated subsequent events through February 11, 2010, which is the date the financial statements were available to be issued. There were no subsequent events that require adjustment to or disclosure in the consolidated financial statements.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

This document may contain certain forward-looking statements, such as statements of the Company’s or the Bank’s plans, objectives, expectations, estimates and intentions. Forward-looking statements may be identified by the use of words such as “expects”, “subject”, and “believe”, “will”, “intends”, “will be” or “would”. These statements are subject to change based on various important factors (some of which are beyond the Company’s or the Bank’s control) and actual results may differ materially. Accordingly, readers should not place undue reliance on any forward-looking statements, which reflect management’s analysis of factors only as of the date of which they are given. These factors include general economic conditions, trends in interest rates, the ability of our borrowers to repay their loans, the ability of the Company or the Bank to effectively manage its growth, and results of regulatory examinations, among other factors. The foregoing list of important factors is not exclusive. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including Current Reports on Form 8-K.

Except as required by applicable law and regulation, the Company does not undertake – and specifically disclaims any obligation – to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Overview

The Company’s results of operations depend primarily on net interest and dividend income, which is the difference between the interest and dividend income earned on its interest-earning assets, such as loans and securities, and the interest expense on its interest-bearing liabilities, such as deposits and borrowings. The Company also generates non-interest income, primarily from fees and service charges. Gains on sales of loans are additional sources of non-interest income. The Company’s non-interest expense primarily consists of employee compensation and benefits, occupancy and equipment expense, advertising, data processing, professional fees and other operating expenses.

Our financial performance for the three and six months ended December 31, 2009 continued to improve, as the Company’s net income increased compared to the same periods last year. Our improved financial performance continued to be driven by an expanding net interest margin, primarily due to originations of higher-yielding commercial loans, a significant portion of which are collateralized by one-to-four family and multi-family properties and the controlling of interest expense. The asset quality of our loan portfolio remained stable during the quarter. The Company’s earnings were supplemented by our mortgage banking activities, which are expected to make a significant contribution to profitability in future periods.

Comparison of Financial Condition at December 31, 2009 and June 30, 2009

Total assets decreased by $1.9 million, or 0.9%, to $199.3 million at December 31, 2009, from $201.2 million at June 30, 2009. The decrease in total assets resulted primarily from a decrease in cash and cash equivalents, as overnight funds were used to fund loan originations and deposit outflows. Partially offsetting the decrease in cash and cash equivalents was an increase in net loans and securities available for sale. Net loans increased $3.0 million, or 1.8%, to $166.8 million at December 31, 2009, from $163.8 million at June 30, 2009, primarily due to a $6.4 million, or 18.6% increase in commercial real estate loans and a $3.0 million, or 36.4% increase in commercial loans, partially offset by a $4.8 million, or 4.9% decrease in residential loans and a $1.5 million, or 6.4% decrease in construction loans, reflecting sales of properties. Investment securities available for sale increased $2.3 million, or 24.2%, to $11.8 million at December 31, 2009, from $9.5 million at June 30, 2009. At December 31, 2009, total investment securities were comprised of government-sponsored enterprise obligations and mortgage-backed securities, all of which are guaranteed by United States Government agencies or government-sponsored enterprises. As a result, our investment securities impairment considerations generally relate to fluctuations in market interest rates. At December 31, 2009, no securities were deemed to be other–than-temporarily impaired. Total earning assets decreased $1.4 million, or 0.7%, to $189.8 million at December 31, 2009, from $191.1 million at June 30, 2009.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan as of the dates indicated.

	At		At
	December 31,		June 30,
	2009		2009
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Residential loans:
One-to-four family	$77,350	45.96%	$82,140	49.73%
Home equity loans
and lines of credit	16,550	9.83	16,592	10.05
Total residential mortgage loans	93,900	55.79	98,732	59.78

Commercial loans:
One-to-four family real estate	5,298	3.15	4,795	2.90
Multi-family real estate	10,134	6.02	8,226	4.98
Commercial real estate	25,523	15.16	21,525	13.04
Commercial	11,412	6.78	8,364	5.07
Total commercial loans	52,367	31.11	42,910	25.99

Construction loans:
One-to-four family	9,594	5.70	13,327	8.07
Multi-family	6,732	4.00	2,786	1.69
Commercial real estate	5,350	3.18	7,042	4.26
Total construction loans	21,676	12.88	23,155	14.02

Consumer	374	0.22	353	0.21

Total loans:	168,317	100.00%	165,150	100.00%

Other items:
Net deferred loan costs	115		130
Allowance for loan losses	(1,594)		(1,455)

Total loans, net	$166,838		$163,825

Non-performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. Delinquent loans that are 90 days or more past due are generally considered non-performing assets.

	At December 31,	At June 30,
	2009	2009
	(Dollars in thousands)

Non-accrual loans:
Residential mortgage loans	$460	$671
Commercial loans	-	-
Construction loans	-	66
Consumer	-	-

Total non-accrual loans	460	737

Loans greater than 90 days delinquent
and still accruing:
Residential mortgage loans	-	-
Commercial loans	-	-
Construction loans	-	-
Consumer	-	-

Total loans greater than 90 days delinquent
and still accruing	-	-

Restructured loans	213	-

Total non-performing loans	673	737

Real estate owned	66	-

Total non-performing assets	$739	$737

Ratios:
Non-performing loans to total loans	0.40%	0.45%
Non-performing assets to total assets	0.37%	0.37%

Asset quality continued to be stable, as non-performing assets increased $2,000 to $739,000 at December 31, 2009 compared to $737,000 at June 30, 2009. These balances represented 0.37% of total assets at December 31, 2009 and June 30, 2009. At June 30, 2009, there was one restructured loan totaling $217,000 that was included in the non-accrual loan total. At December 31, 2009, there were no restructured loans included in the non-accrual loan total. The allowance for loan losses was $1.6 million at December 31, 2009, increasing $139,000 from June 30, 2009. Loan charge-offs were $66,000 and loan recoveries were $9,000 for the six months ended December 31, 2009, as compared to loan charge-offs of $10,000 and loan recoveries of $5,000 for the same period in 2008. The allowance represented 0.95% of total loans at December 31, 2009 and 0.88% of total loans at June 30, 2009. The increase was primarily a result of growth in loans with a higher degree of risk. At these levels, the allowance for loan losses as a percentage of non-performing loans was 236.85% at December 31, 2009 and 197.42% at June 30, 2009.

Total deposits decreased by $4.5 million, or 3.2%, to $136.6 million at December 31, 2009, from $141.1 million at June 30, 2009. The decrease in deposits was primarily due to decreases in money market accounts, which were partially offset by increases in demand deposit accounts, savings accounts and certificates of deposit. Money market accounts decreased $6.4 million, or 14.0%, reflecting a lowering of interest rates paid and NOW accounts decreased $500,000, or 4.0%. Demand deposit accounts increased $500,000, or 3.2%, savings accounts increased $700,000, or 6.4% and certificates of deposit increased $900,000, or 1.7%.

Total borrowings from the FHLB increased $2.5 million, or 6.3%, as short-term borrowings increased $6.0 million and long-term borrowings decreased $3.5 million. The change in the mix of borrowings reflected management’s efforts to lower interest expense by taking advantage of low short-term rates.

Total stockholders’ equity increased $329,000, or 1.9%, to $17.6 million at December 31, 2009, from $17.3 million at June 30, 2009, primarily due to net income of $318,000. The net unrealized gains on securities available for sale of $127,000 at December 31, 2009 were attributable to changes in market interest rates and are not expected to be other than temporary.

Comparison of Operating Results for the Three Months Ended December 31, 2009 and 2008

General. Net income for the three months ended December 31, 2009 was $160,000, or $.06 per basic and diluted share, compared to net income of $107,000, or $.04 per basic and diluted share for the three months ended December 31, 2008. The increase in net income was primarily due to an increase in net interest income and non-interest income, partially offset by an increase in provision for loan losses and an increase in non-interest expense.

Interest Income. Interest income decreased by $64,000, or 2.4%, to $2.6 million for the three months ended December 31, 2009 from $2.7 million for the three months ended December 31, 2008. The decrease in interest income was primarily due to a 24 basis point decrease in the average yield on interest-earning assets to 5.65% for the three months ended December 31, 2009, from 5.89% for the same period in 2008, partially offset by an increase in the average balance of interest-earning assets of $3.3 million, or 1.8%, to $185.7 million for the three months ended December 31, 2009, from $182.4 million for the same period in 2008.

Interest income on loans decreased $6,000, or 0.3%, to $2.5 million for the three months ended December 31, 2009. The decrease was due to a decrease in average loan yields of 18 basis points to 5.96% for the three months ended December 31, 2009, from 6.14% for the three months ended December 31, 2008, partially offset by an increase in the average balance of loans of $4.3 million, or 2.7%, to $164.8 million for the three months ended December 31, 2009, from $160.6 million for the three months ended December 31, 2008.

Interest and dividend income on investment securities decreased $58,000, or 25.9% for the three months ended December 31, 2009, compared to the same period in 2008. The decrease in interest income was due to a decrease in the average balance of investment securities of $1.8 million, or 8.5%, to $19.2 million for the three months ended December 31, 2009, from $20.9 million for the three months ended December 31, 2008 and by a decrease in average investment yields of 82 basis points to 3.42% for the three months ended December 31, 2009, from 4.24% for the three months ended December 31, 2008.

Interest Expense. Interest expense decreased $291,000, or 24.2%, to $913,000 for the three months ended December 31, 2009 from $1.2 million for the three months ended December 31, 2008. The decrease in interest expense was primarily due to a 69 basis point decrease in the average cost of interest-bearing liabilities to 2.30% for the three months ended December 31, 2009, from 2.99% for the same period in 2008 and by a decrease in the average balance of interest-bearing liabilities of $2.7 million, or 1.7%, to $158.5 million for the three months ended December 31, 2009, from $161.2 million for the same period in 2008.

Interest expense on interest-bearing deposits decreased $117,000, or 17.9%, to $536,000 for the three months ended December 31, 2009, from $653,000 for the same period in 2008. The decrease was primarily due to a 70 basis point decrease in the average cost of interest-bearing deposits to 1.80% for the three months ended December 31, 2009, from 2.50% for the same period in 2008, partially offset by an increase in the average balance of interest-bearing deposits of $14.6 million, or 14.0%, to $119.0 million for the three months ended December 31, 2009 from $104.4 million for the same period in 2008.

Interest expense on FHLB short-term and long-term advances decreased $173,000, or 31.8%, to $377,000 for the three months ended December 31, 2009, from $550,000 for the same period in 2008. The decrease was primarily due to a decrease in the average balance of FHLB short-term and long-term advances of $17.3 million, or 30.7%, to $39.1 million for the three months ended December 31, 2009 from $56.3 million for the same period in 2008 and by a 5 basis point decrease in the average cost of FHLB short-term and long-term advances to 3.86% for the three months ended December 31, 2009, from 3.91% for the same period in 2008.

Net Interest Income. Net interest income increased $227,000, or 15.3%, to $1.7 million for the three months ended December 31, 2009, from $1.5 million for the same period in 2008. The increase in net interest income was primarily the result of a 43 basis point increase in net interest margin to 3.68% for the three months ended December 31, 2009, from 3.25% for the same period ended 2008 and by the $6.0 million or 28.3%, increase in net average interest-earning assets to $27.2 million for the three months ended December 31, 2009, from $21.2 million for the same period in 2008.

Provision for Loan Losses. The provision for loan losses for the three months ended December 31, 2009 was $163,000 compared to $91,000 for the three months ended December 31, 2008. Loan charge-offs were $63,000 and loan recoveries were $3,000 for the three months ended December 31, 2009, as compared to loan charge-offs of $8,000 and loan recoveries of $4,000 for the same period in 2008.

Non-interest Income. Non-interest income increased $100,000, or 54.3%, to $285,000 for the three months ended December 31, 2009, from $185,000 for the same period in 2008. The increase was primarily related to gains of $95,000 from the sale of $4.6 million in loans held for sale. The gain included $41,000 of income related to the recognition of mortgage servicing assets. There were no loan sales for the same period in 2008.

Non-interest Expense. Non-interest expense increased $181,000, or 12.7%, to $1.6 million for the three months ended December 31, 2009, from $1.4 million for the same period in 2008. The increase in non-interest expense was primarily due to an increase in salaries and benefits, data processing and Federal Deposit Insurance Company (FDIC) deposit insurance expense. Salaries and benefits expense increased $101,000, or 12.8%, primarily due to higher replacement salaries for new hires, as well as an increase in the number of employees receiving health insurance benefits. Occupancy expense decreased $7,000, or 3.1%, to $191,000 for the three months ended December 31, 2009, from $198,000 for the same period in 2008. Data processing expense increased $30,000, or 33.2%, for the three months ended December 31, 2009, from the same period in 2008, primarily due to the addition of services provided, such as online account opening for both loans and deposits. Professional fees increased $16,000, or 19.4%, to $97,000 for the three months ended December 31, 2009, from $81,000 for the same period in 2008, primarily due to increased costs associated with compliance with section 404 of the Sarbanes-Oxley Act, related to internal controls over financial reporting. . Advertising expense increased $6,000 or 10.1%, to $59,000 for the three months ended December 31, 2009 from $53,000 for the same period in 2008. FDIC deposit insurance expense increased $23,000, or 89.9%, as a result of the FDIC’s efforts to replenish its deposit insurance fund, which was reduced due to losses from several failed financial institutions and not related to our Company’s activities. Additional changes to FDIC deposit assessment rules will likely result in further increases in deposit insurance for the Company. Other general and administrative expenses increased $11,000, or 6.2%, to $191,000 for the three months ended December 31, 2009, from the same period in 2008.

Income Taxes. The income before income taxes of $234,000 for the three months ended December 31, 2009 resulted in an income tax provision of $74,000 for the three months ended December 31, 2009, as compared to the income before income taxes of $160,000 and income tax provision of $53,000 for the three months ended December 31, 2008. The effective tax rates for the three months ended December 31, 2009 and 2008 were 31.8% and 33.3%, respectively. The decrease in the effective tax rate for the three months ended December 31, 2009, compared to the effective tax rate for the three months ended December 31, 2008 was primarily due to the increased level of non-taxable income associated with bank owned life insurance recognized in 2009 compared to 2008.

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

	At December 31,		Three Months Ended December 31,
	2009		2009			2008
		Weighted	Average			Average
	Outstanding	Average	Outstanding		Yield/	Outstanding		Yield/
	Balance	Rate	Balance	Interest	Rate	Balance	Interest	Rate
			(Dollars in thousands)
Interest-earning assets:
Loans	$168,953	5.91%	$164,834	$2,457	5.96%	$160,573	$2,463	6.14%
Investment securities (1)	19,231	3.38%	19,167	164	3.42%	20,946	222	4.24%
Short-term investments	1,587	0.05%	1,702	1	0.24%	874	1	0.46%
Total interest-earning assets	189,771	5.60%	185,703	2,622	5.65%	182,393	2,686	5.89%
Non-interest-earning assets	9,556		9,415	-		11,266	-
Total assets	$199,327		$195,118	2,622		$193,659	2,686

Interest-bearing liabilities:
Savings deposits	$11,746	0.15%	$11,479	$3	0.10%	$10,034	$3	0.12%
NOW accounts	11,437	0.17%	10,407	2	0.08%	9,473	3	0.13%
Money market accounts	39,530	0.92%	40,750	94	0.92%	36,441	224	2.46%
Certificates of deposit	57,442	2.80%	56,325	437	3.10%	48,424	423	3.49%
Total interest-bearing deposits	120,155	1.67%	118,961	536	1.80%	104,372	653	2.50%
FHLB advances	42,790	3.38%	39,051	377	3.86%	56,332	550	3.91%
Repurchase agreements	417	0.50%	510	-	0.00%	506	1	0.79%
Total interest-bearing liabilities	163,362	2.11%	158,522	913	2.30%	161,210	1,204	2.99%
Non-interest-bearing liabilities:
Demand deposits	16,475		17,501			14,021
Other non-interest-bearing liabilities	1,844		1,520			1,425
Total liabilities	181,681		177,543			176,656
Stockholders' equity	17,646		17,575			17,003
Total liabilities and equity	$199,327		$195,118			$193,659

Net interest income				$1,709			$1,482
Net interest rate spread (2)		3.49%			3.35%			2.90%
Net interest-earning assets (3)	$26,409		$27,181			$21,183
Net interest margin (4)					3.68%			3.25%
Average of interest-earning
assets to interest-bearing
liabilities		116.17%			117.15%			113.14%

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

	For the Three Months Ended December 31, 2009
	Compared to the Three Months Ended
	December 31, 2008
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In thousands)

Interest-earning assets:
Loans	$65	$(71)	$(6)
Investment securities	(19)	(39)	(58)
Short-term investments	1	(1)	-

Total interest-earning assets	47	(111)	(64)

Interest-bearing liabilities:
Savings deposits	-	-	-
NOW accounts	-	(1)	(1)
Money market accounts	26	(156)	(130)
Certificates of deposit	69	(55)	14

Total interest-bearing deposits	95	(212)	(117)

FHLB advances	(169)	(4)	(173)
Repurchase agreements	-	(1)	(1)

Total interest-bearing liabilities	(74)	(217)	(291)

Change in net interest income	$121	$106	$227

Comparison of Operating Results for the Six Months Ended December 31, 2009 and 2008

General. Net income for the six months ended December 31, 2009 was $318,000, or $.12 per basic and diluted share, compared to net income of $119,000, or $.05 per basic and diluted share for the six months ended December 31, 2008. The increase in net income was primarily due to an increase in net interest income and non-interest income, partially offset by an increase in non-interest expense.

Interest Income. Interest income decreased by $2,000, to $5.2 million for the six months ended December 31, 2009. The decrease in interest income was primarily due to a 23 basis point decrease in the average yield on interest-earning assets to 5.64% for the six months ended December 31, 2009, from 5.87% for the same period in 2008, partially offset by an increase in the average balance of interest-earning assets of $7.0 million, or 3.9%, to $185.5 million for the six months ended December 31, 2009, from $178.5 million for the same period in 2008.

Interest income on loans increased $132,000, or 2.8%, to $4.9 million for the six months ended December 31, 2009, from $4.8 million for the six months ended December 31, 2008.  The increase was due to an increase in the average balance of loans of $8.1 million, or 5.1%, to $164.7 million for the six months ended December 31, 2009, from $156.6 million for the six months ended December 31, 2008, partially offset by a decrease in average loan yields of 14 basis points to 5.97% for the six months ended December 31, 2009, from 6.11% for the six months ended December 31, 2008.

Interest and dividend income on investment securities decreased $129,000, or 29.0% for the six months ended December 31, 2009, compared to the same period in 2008. The decrease in interest income was due to a decrease in the average balance of investment securities of $2.4 million, or 11.6%, to $18.5 million for the six months ended December 31, 2009, from $20.9 million for the six months ended December 31, 2008 and by a decrease in average investment yields of 84 basis points to 3.42% for the six months ended December 31, 2009, from 4.26% for the six months ended December 31, 2008.

Interest Expense. Interest expense decreased $428,000, or 18.1%, to $1.9 million for the six months ended December 31, 2009 from $2.4 million for the six months ended December 31, 2008. The decrease in interest expense was primarily due to a 60 basis point decrease in the average cost of interest-bearing liabilities to 2.42% for the six months ended December 31, 2009, from 3.02% for the same period in 2008, partially offset by an increase in the average balance of interest-bearing liabilities of $3.7 million, or 2.4%, to $160.8 million for the six months ended December 31, 2009, from $157.0 million for the same period in 2008.

Interest expense on interest-bearing deposits decreased $63,000, or 5.2%, to $1.2 million for the six months ended December 31, 2009. The decrease was primarily due to a 56 basis point decrease in the average cost of interest-bearing deposits to 1.90% for the six months ended December 31, 2009, from 2.46% for the same period in 2008, partially offset by an increase in the average balance of interest-bearing deposits of $22.5 million, or 22.8%, to $121.2 million for the six months ended December 31, 2009 from $98.7 million for the same period in 2008.

Interest expense on FHLB short-term and long-term advances decreased $364,000, or 31.6%, to $790,000 for the six months ended December 31, 2009, from $1.2 million for the same period in 2008. The decrease was primarily due to a decrease in the average balance of FHLB short-term and long-term advances of $18.8 million, or 32.5%, to $39.0 million for the six months ended December 31, 2009 from $57.8 million for the same period in 2008, partially offset by a 6 basis point increase in the average cost of FHLB short-term and long-term advances to 4.05% for the six months ended December 31, 2009, from 3.99% for the same period in 2008, reflecting the maturing of lower costing advances.

Net Interest Income. Net interest income increased $426,000, or 14.9%, to $3.3 million for the six months ended December 31, 2009, from $2.9 million for the same period in 2008. The increase in net interest income was primarily the result of a 34 basis point increase in net interest margin to 3.55% for the six months ended December 31, 2009, from 3.21% for the same period in 2008 and by the $3.3 million, or 15.3%, increase in net average interest-earning assets to $24.8 million for the six months ended December 31, 2009, from $21.5 million for the same period in 2008.

Provision for Loan Losses. The provision for loan losses for the six months ended December 31, 2009 was $196,000 compared to $178,000 for the six months ended December 31, 2008. Loan charge-offs were $66,000 and loan recoveries were $9,000 for the six months ended December 31, 2009, as compared to loan charge-offs of $10,000 and loan recoveries of $5,000 for the same period in 2008.

Non-interest Income. Non-interest income increased $191,000, or 57.2%, to $524,000 for the six months ended December 31, 2009, from $333,000 for the same period in 2008. The increase was primarily related to gains of $176,000 from the sale of $8.8 million in loans, $7.8 million classified as held for sale and $1.0 million from the Company’s loan portfolio. The gain included $81,000 of income related to the recognition of mortgage servicing assets. There were no loan sales for the same period in 2008.

Non-interest Expense. Non-interest expense increased $304,000, or 10.8%, to $3.1 million for the six months ended December 31, 2009, from $2.8 million for the same period in 2008. The increase in non-interest expense was primarily due to an increase in salaries and benefits and other general and administrative expense. Salaries and benefits expense increased $153,000, or 9.7%, primarily due to higher replacement salaries for new hires, as well as an increase in the number of employees receiving health insurance benefits. Occupancy expense decreased $9,000, or 2.1%, to $381,000 for the six months ended December 31, 2009, from $390,000 for the same period in 2008. Data processing expense increased $43,000, or 24.0%, for the six months ended December 31, 2009, from the same period in 2008, primarily due to the addition of services provided, such as online account opening for both loans and deposits. Professional fees increased $56,000, or 36.6%, to $207,000 for the six months ended December 31, 2009, from $151,000 for the same period in 2008, primarily due to increased costs associated with compliance with section 404 of the Sarbanes-Oxley Act, related to internal controls over financial reporting and with legal expense associated with an employee termination. Advertising expense decreased $11,000 or 9.0%, to $104,000 for the six months ended December 31, 2009 from $115,000 for the same period in 2008. FDIC deposit insurance expense increased $49,000, or 101.9%, as a result of the FDIC’s efforts to replenish its deposit insurance fund, which was reduced due to losses from several failed financial institutions and not related to our Company’s activities. Additional changes to FDIC deposit assessment rules will likely result in further increases in deposit insurance for the Company. Other general and administrative expenses increased $22,000, or 6.0%, to $386,000 for the six months ended December 31, 2009, from the same period in 2008.

Income Taxes. The income before income taxes of $493,000 for the six months ended December 31, 2009 resulted in an income tax provision of $175,000 for the six months ended December 31, 2009, as compared to the income before income taxes of $198,000 and income tax provision of $79,000 for the six months ended December 31, 2008. The effective tax rates for the six months ended December 31, 2009 and 2008 were 35.6% and 40.0%, respectively. The decrease in the effective tax rate for the six months ended December 31, 2009, compared to the effective tax rate for the six months ended December 31, 2008 was primarily due to the increased level of non-taxable income associated with bank owned life insurance recognized in 2009 compared to 2008.

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

	At December 31,		Six Months Ended December 31,
	2009		2009			2008
		Weighted	Average			Average
	Outstanding	Average	Outstanding		Yield/	Outstanding		Yield/
	Balance	Rate	Balance	Interest	Rate	Balance	Interest	Rate
			(Dollars in thousands)
Interest-earning assets:
Loans	$168,953	5.91%	$164,703	$4,917	5.97%	$156,646	$4,785	6.11%
Investment securities (1)	19,231	3.38%	18,476	316	3.42%	20,900	445	4.26%
Short-term investments	1,587	0.05%	2,336	1	0.09%	970	6	1.24%
Total interest-earning assets	189,771	5.60%	185,515	5,234	5.64%	178,516	5,236	5.87%
Non-interest-earning assets	9,556		11,077	-		10,747	-
Total assets	$199,327		$196,592	5,234		$189,263	5,236

Interest-bearing liabilities:
Savings deposits	$11,746	0.15%	$11,240	$7	0.12%	$10,117	$6	0.12%
NOW accounts	11,437	0.17%	10,461	3	0.06%	9,248	6	0.13%
Money market accounts	39,530	0.92%	43,068	232	1.08%	35,614	435	2.44%
Certificates of deposit	57,442	2.80%	56,452	911	3.23%	43,698	769	3.52%
Total interest-bearing deposits	120,155	1.67%	121,221	1,153	1.90%	98,677	1,216	2.46%
FHLB advances	42,790	3.38%	39,006	790	4.05%	57,789	1,154	3.99%
Repurchase agreements	417	0.50%	529	1	0.38%	581	2	0.69%
Total interest-bearing liabilities	163,362	2.11%	160,756	1,944	2.42%	157,047	2,372	3.02%
Non-interest-bearing liabilities:
Demand deposits	16,475		16,840			13,821
Other non-interest-bearing liabilities	1,844		1,496			1,396
Total liabilities	181,681		179,092			172,264
Stockholders' equity	17,646		17,500			16,999
Total liabilities and equity	$199,327		$196,592			$189,263

Net interest income				$3,290			$2,864
Net interest rate spread (2)		3.49%			3.22%			2.85%
Net interest-earning assets (3)	$26,409		$24,759			$21,469
Net interest margin (4)					3.55%			3.21%
Average of interest-earning
assets to interest-bearing
liabilities		116.17%			115.40%			113.67%

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

	For the Six Months Ended December 31, 2009
	Compared to the Six Months Ended
	December 31, 2008
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In thousands)

Interest-earning assets:
Loans	$246	$(114)	$132
Investment securities	(52)	(77)	(129)
Short-term investments	8	(13)	(5)

Total interest-earning assets	202	(204)	(2)

Interest-bearing liabilities:
Savings deposits	1	-	1
NOW accounts	1	(4)	(3)
Money market accounts	91	(294)	(203)
Certificates of deposit	224	(82)	142

Total interest-bearing deposits	317	(380)	(63)

FHLB advances	(375)	11	(364)
Repurchase agreements	-	(1)	(1)

Total interest-bearing liabilities	(58)	(370)	(428)

Change in net interest income	$260	$166	$426

Liquidity Management. Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments and maturities and sales of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company recently began to sell loans to the secondary market and expects to continue to utilize this strategy in future periods.

We regularly adjust our investments in liquid assets based upon our assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and securities, and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short- and intermediate-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2009, cash and cash equivalents totaled $3.6 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $11.8 million at December 31, 2009. Our policies also allow for access to the wholesale funds market for up to 50.0% of total assets, or $99.7 million. At December 31, 2009, we had $42.8 million in FHLB advances outstanding and $699,000 in brokered certificates of deposit, allowing the Company access to an additional $56.2 million in wholesale funds based on policy guidelines.

At December 31, 2009, we had $4.1 million in loan commitments outstanding. In addition to commitments to originate loans, we had $21.1 million in unadvanced funds to borrowers.

Related to our secondary market activities, we had $1.6 million of forward loan sale commitments at December 31, 2009, the fair value of which was not material at December 31, 2009. These forward loan sale commitments were used to offset the interest rate risk associated with mortgage loans, which have had their interest rate locked by our customers.

Certificates of deposit due within one year of December 31, 2009 totaled $33.9 million, or 24.8% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit or other wholesale funding options. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2009. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

We have no material commitments or demands that are likely to affect our liquidity other than set forth below. In the event loan demand were to increase at a pace greater than expected, or any unforeseen demand or commitment were to occur, we would access our borrowing capacity with the FHLB and other wholesale market sources.

Our primary investing activities are the origination of loans and the purchase of securities. During the six months ended December 31, 2009, we originated $32.3 million of loans and purchased $3.5 million in investment securities. We also sold $8.8 million in residential mortgage loans for the six months ended December 31, 2009.

 Financing activities consist primarily of activity in deposit accounts, FHLB borrowings and advances and the sale of residential mortgages. We experienced a net decrease in total deposits of $4.5 million for the six months ended December 31, 2009. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive.

FHLB borrowings and advances reflected a net increase of $2.5 million during the six months ended December 31, 2009. FHLB borrowings and advances have primarily been used to fund loan demand and purchase securities.

Capital Management. The Bank is subject to various regulatory capital requirements including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2009, the Bank exceeded all of its regulatory capital requirements and is considered “well capitalized” under regulatory guidelines.

The OTS, as the primary federal regulator of federal savings banks, periodically recommends certain of those institutions take voluntary steps to reduce risk to the institutions and the federal deposit insurance fund. In light of the current economic environment, the OTS requested and the Bank’s board of directors agreed on October 27, 2008 to certain voluntary constraints on the Bank’s leveraged growth strategy. The Bank does not expect any of these standards to materially impair its execution of its business plan. The OTS has agreed to revisit these voluntary constraints from time to time. The voluntary constraints are as follows: (i) the Bank will maintain a Tier one (core) capital ratio of at least 7.1%; and (ii) in the event the Tier one (core) capital ratio decreases below 7.5%, the ratio of “high-risk” loans, as defined, to Tier one (core) capital would not exceed 350%; the ratio of classified assets to Tier one (core) capital (plus the allowance for loan losses) would not exceed 15%; and the ratio of nonperforming assets to total assets would not exceed 1.5%. As of December 31, 2009, the Bank’s Tier one capital ratio was 7.98% compared to the requested target of 7.50%. The Company has $1.2 million of cash available to down-stream to the Bank to support its future capital needs.

Off-Balance Sheet Arrangements. For the six months ended December 31, 2009, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

Neither the Company nor the Bank is engaged in pending legal proceedings material to the Company’s consolidated financial condition or results of operations.

Item 1A. Risk Factors

Not applicable to smaller reporting companies.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

a) Not applicable

b) Not applicable

c) The Company did not repurchase any shares during the quarter ended December 31, 2009.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

On October 27, 2009, the Company held an annual meeting of shareholders. At the meeting, proposals to (1) elect Anthony S. Conte, Jr., Marybeth McInnis, John H. Yeaton and Mary L. Williams to serve as directors of the Company for terms of three years and until their respective successors have been elected and qualified, (2) approve the Georgetown Bancorp, Inc. 2009 Equity Incentive Plan and (3) ratify the engagement of Wolf & Company, P.C. to be the Company’s auditors for the June 30, 2010 fiscal year were approved. The votes cast for and against the proposals were as follows:

Election to the Board of Directors	For	Withheld

Anthony S. Conte, Jr.	2,379,144	124,578

Marybeth McInnis	2,377,620	126,102

John H. Yeaton	2,377,720	126,002

Mary L. Williams	2,379,044	124,678

Keith N. Congdon, Kathleen R. Sachs, Richard F. Spencer, David A. Splaine, Robert T. Wyman, Robert E. Balletto, Stephen L. Flynn, Thomas L. Hamelin and J. Richard Murphy continued after the meeting to serve as directors of the Company.

The Approval of the Georgetown Bancorp, Inc. 2009 Equity Incentive Plan

	Abstain	For	Against	Broker non-vote

Number of votes	7,100	1,990,435	249,625	256,562

Ratification of appointment of Wolf & Company, P.C. as auditors for the Company for the fiscal year ending June 30, 2010

	Abstain	For	Against	Broker non-vote

Number of votes	2,850	2,498,701	2,171	0

Item 5.  Other Information

a) Not applicable

b) There were no material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors during the period covered by this Form 10-Q.

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

GEORGETOWN BANCORP, INC. (Registrant)
Date: February 11, 2010	/s/ Robert E. Balletto
Robert E. Balletto
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Joseph W. Kennedy
Joseph W. Kennedy
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Accounting and Financial Officer)