Form 10-Q
period 2010-03-31
Georgetown Bancorp, Inc.
filed 2010-05-17
CIK 1302709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 0-51102

GEORGETOWN BANCORP, INC.
(Exact name of registrant as specified in its charter)

Federal	20-2107839
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2 East Main Street, Georgetown, MA	01833
(Address of principal executive office)	(Zip Code)

(978) 352-8600
(Registrant’s telephone number, including area code)

None
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date:  Common Stock, $0.10 par value, 2,638,387 shares outstanding as of May 12, 2010.

Form 10-Q
GEORGETOWN BANCORP, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

GEORGETOWN BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
----------------------------------------------------------------------
(unaudited)

ASSETS

	At	At
	March 31,	June 30,
	2010	2009
	(In thousands)

Cash and due from banks	$2,638	$3,355
Short-term investments	3,038	8,001
Total cash and cash equivalents	5,676	11,356

Securities available for sale, at fair value	11,843	9,528
Securities held to maturity, at amortized cost	3,999	4,959
Federal Home Loan Bank stock, at cost	3,111	3,111
Loans held for sale	1,670	269
Loans, net of allowance for loan losses of $1,680,000
at March 31, 2010 and $1,455,000 at June 30, 2009	172,077	163,825
Premises and equipment, net	4,019	4,212
Accrued interest receivable	843	714
Bank-owned life insurance	2,521	2,414
Prepaid FDIC insurance	668	-
Other assets	1,085	803

Total assets	$207,512	$201,191

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits	$139,360	$141,126
Securities sold under agreements to repurchase	395	520
Short-term Federal Home Loan Bank advances	12,700	-
Long-term Federal Home Loan Bank advances	33,726	40,268
Mortgagors' escrow accounts	496	407
Due to broker for investment purchase	1,000	-
Accrued expenses and other liabilities	1,863	1,553
Total liabilities	189,540	183,874

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.10 par value per share: 1,000,000
shares authorized; none outstanding	-	-
Common stock, $0.10 par value per share: 10,000,000
shares authorized; 2,777,250 shares issued	278	278
Additional paid-in capital	11,450	11,350
Retained earnings	7,832	7,228
Accumulated other comprehensive income	152	136
Unearned compensation - ESOP (42,934 and 49,078 shares unallocated
at March 31, 2010 and June 30, 2009, respectively)	(429)	(491)
Unearned compensation - Equity Incentive Plan (25,000 shares
unvested at March 31, 2010)	(127)	-
Treasury stock, at cost (138,863 shares)	(1,184)	(1,184)
Total stockholders' equity	17,972	17,317

Total liabilities and stockholders' equity	$207,512	$201,191

See accompanying notes to consolidated financial statements.

GEORGETOWN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
----------------------------------------------------------------------
(unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
	(In thousands, except share data)

Interest and dividend income:
Loans, including fees	$2,537	$2,483	$7,454	$7,268
Securities	157	194	473	639
Short-term investments	-	-	1	6
Total interest and dividend income	2,694	2,677	7,928	7,913

Interest expense:
Deposits	512	721	1,665	1,937
Securities sold under agreements to repurchase	1	-	2	2
Short-term Federal Home Loan Bank advances	6	4	7	110
Long-term Federal Home Loan Bank advances	345	492	1,134	1,540
Total interest expense	864	1,217	2,808	3,589

Net interest income	1,830	1,460	5,120	4,324
Provision for loan losses	89	4	285	182
Net interest income, after provision for loan losses	1,741	1,456	4,835	4,142

Non-interest income:
Customer service fees	158	146	490	478
Net gain on sale of loans	47	62	223	62
Net gain on other secondary market activities	70	-	70	-
Income from bank-owned life insurance	25	7	35	2
Other, net	10	3	16	9
Total non-interest income	310	218	834	551

Non-interest expenses:
Salaries and employee benefits	872	845	2,598	2,418
Occupancy and equipment expenses	205	201	586	591
Data processing expenses	108	94	331	273
Professional fees	92	90	299	242
Advertising expenses	82	70	186	185
FDIC insurance	57	49	154	97
Other general and administrative expenses	183	217	570	581
Total non-interest expenses	1,599	1,566	4,724	4,387

Income before income taxes	452	108	945	306

Income tax provision	166	33	341	112

Net income	$286	$75	$604	$194

Weighted-average number of common shares outstanding:
Basic and diluted	2,604,389	2,585,918	2,595,486	2,583,867

Net income per share:
Basic and diluted	$0.11	$0.03	$0.23	$0.08

See accompanying notes to consolidated financial statements.

GEORGETOWN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
----------------------------------------------------------------------
(unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation- ESOP	Unearned Compensation- Equity Incentive Plan	Treasury Stock	Total
	(In thousands)

Balance at June 30, 2008	$278	$11,393	$6,878	$(19)	$(573)	-	$(1,184)	$16,773

Comprehensive income:
Net income	-	-	194	-	-	-	-	194
Net unrealized gain on securities
available for sale, net of related
tax effects of $114,000	-	-	-	195	-	-	-	195
Total comprehensive income								389

Common stock held by ESOP allocated or
committed to be allocated (6,145 shares)	-	(30)	-	-	61	-	-	31

Balance at March 31, 2009	$278	$11,363	$7,072	$176	$(512)	$-	$(1,184)	$17,193

Balance at June 30, 2009	$278	$11,350	$7,228	$136	$(491)	$-	$(1,184)	$17,317

Comprehensive income:
Net income	-	-	604	-	-	-	-	604
Net unrealized gain on securities
available for sale, net of related
tax effects of $9,000	-	-	-	16	-	-	-	16
Total comprehensive income								620

Common stock held by ESOP allocated or
committed to be allocated (6,144 shares)	-	(31)	-	-	62	-	-	31

Restricted stock granted in connection with equity
incentive plan (25,000 shares)	-	130	-	-	-	(130)	-	-

Share based compensation - options	-	1	-	-	-	-	-	1
Share based compensation - restricted stock	-	-	-	-	-	3	-	3

Balance at March 31, 2010	$278	$11,450	$7,832	$152	$(429)	$(127)	$(1,184)	$17,972

See accompanying notes to consolidated financial statements.

GEORGETOWN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
----------------------------------------------------------------------
(unaudited)

	Nine Months Ended
	March 31,
	2010	2009
	(In thousands)
Cash flows from operating activities:
Net income	$604	$194
Adjustments to reconcile net income to net cash
used by operating activities:
Provision for loan losses	285	182
Accretion of securities, net	(20)	(24)
Accretion of deferred loan fees and costs, net	(6)	(43)
Depreciation and amortization expense	265	275
Increase in accrued interest receivable	(129)	(101)
Income from bank-owned life insurance	(35)	(2)
Share based compensation expense and ESOP allocation	35	31
Loans originated for sale	(12,084)	(5,768)
Principal balance of loans sold	10,703	4,934
Net gain on other secondary market activities	(70)	-
Prepaid FDIC insurance	(668)	-
Net change in other assets and liabilities	69	(13)
Net cash used by operating activities	(1,051)	(335)

Cash flows from investing activities:
Activity in securities available for sale:
Maturities, prepayments and calls	3,222	3,799
Purchases	(4,500)	(2,510)
Maturities, prepayments and calls
of securities held to maturity	968	867
Purchase of Federal Home Loan Bank stock	-	(103)
Loan principal originations, net	(9,538)	(18,806)
Principal balance of portfolio loans sold	1,007	-
Purchase of premises and equipment	(72)	(74)
Proceeds from redemption of bank-owned life insurance	112	-
Purchase of bank-owned life insurance	(184)	-
Net cash used by investing activities	(8,985)	(16,827)

(continued)

See accompanying notes to consolidated financial statements.

GEORGETOWN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
----------------------------------------------------------------------
(unaudited)
(concluded)

	Nine Months Ended
	March 31,
	2010	2009
	(In thousands)
Cash flows from financing activities:
Net change in deposits	(1,766)	30,111
Net change in securities sold under agreements
to repurchase	(125)	(76)
Net change in Federal Home Loan Bank advances with
maturities of three months or less	12,700	(11,150)
Proceeds of Federal Home Loan Bank advances with
maturities greater than three months	7,000	15,500
Repayments of Federal Home Loan Bank advances
with maturities greater than three months	(13,542)	(15,140)
Net change in mortgagors' escrow accounts	89	69
Net cash provided by financing activities	4,356	19,314

Net change in cash and cash equivalents	(5,680)	2,152

Cash and cash equivalents at beginning of period	11,356	5,455

Cash and cash equivalents at end of period	$5,676	$7,607

Supplementary information:
Interest paid on deposit accounts	$1,667	$1,943
Interest paid on borrowings	1,170	1,661
Income taxes paid	128	59
Due to broker for investment purchase	1,000	-

See accompanying notes to consolidated financial statements.

GEORGETOWN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Basis of Presentation

The accompanying unaudited financial statements of Georgetown Bancorp, Inc. (the “Company”) were prepared in accordance with the instructions for Form 10-Q and with Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three- and nine-month periods ended March 31, 2010 are not necessarily indicative of the results that may be expected for future periods, including the entire fiscal year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the 2009 Consolidated Financial Statements presented in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 28, 2009. The consolidated financial statements include the accounts of Georgetown Savings Bank (the “Bank”) and its wholly owned subsidiary, Georgetown Securities Corporation, which engages in the buying, selling and holding of securities. All significant inter-company balances and transactions have been eliminated in consolidation.

(2)	Earnings Per Common Share

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period.  If rights to dividends on unvested options/awards are non-forfeitable, these unvested awards/options are considered outstanding in the computation of basic earnings per share.  Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.  Potential common shares that may be issued by the Company relate to outstanding stock options and restricted stock awards and are determined using the treasury stock method.

Treasury shares and unallocated ESOP shares are not deemed outstanding for earnings per share calculations.

Earnings per common share have been computed based on the following:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009

Net income available to common stockholders	$286,000	$75,000	$604,000	$194,000

Basic common shares:
Weighted average shares outstanding	2,638,387	2,638,387	2,638,387	2,638,387
Less: Weighted average unallocated ESOP shares	(44,276)	(52,469)	(46,327)	(54,520)
Add: Weighted average unvested restricted stock
shares with non-forfeitable dividend rights	10,278	-	3,426	-
Basic weighted average common shares outstanding	2,604,389	2,585,918	2,595,486	2,583,867

Dilutive potential common shares	----	----	----	----

Diluted weighted average common shares outstanding	2,604,389	2,585,918	2,595,486	2,583,867

Basic and diluted EPS	$0.11	$0.03	$0.23	$0.08

Options for 25,000 shares were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the three and nine months ended March 31, 2010.

(3)	Corporate Structure

In conjunction with its reorganization into the mutual holding company structure, on January 5, 2005, the Bank (i) converted to a stock savings bank as the successor to the Bank in its mutual form; (ii) organized the Company as a federally-chartered corporation that owns 100% of the common stock of the Bank (in stock form); and (iii) organized Georgetown Bancorp, MHC as a federally-chartered mutual holding company that owned 57.9% of the Common Stock of the Company as of March 31, 2010.

(4)	Recent Accounting Pronouncements

In December 2009, the FASB issued ASU No. 2009-16, “Transfers and Servicing (Topic 860) - Accounting for Transfers of Financial Assets.” This ASU incorporates SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS 166”), issued by the FASB in June 2009, within the FASB ASC. This ASU removes the concept of a qualifying special-purpose entity and establishes a new “participating interest” definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarifies and amends the derecognition criteria for a transfer to be accounted for as a sale, and changes the amount that can be recognized as a gain or loss on a transfer accounted for as a sale when beneficial interests are received by the transferor. Enhanced disclosures are also required to provide information about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. This ASU must be applied as of the beginning of an entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The ASC was adopted, effective January 1, 2010, and did not have any material impact on the Company’s financial position or results of operation.

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements.” The ASU provides amendments that require disclosures of the transfers in or out of level 1 and 2 inputs and the reasons for the transfers and summary of activity in Level 3 fair value measurements on a gross basis rather than net. In addition, the ASU clarifies existing disclosures related to the level of disaggregation and inputs and valuation techniques. The level 3 activity disclosures will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. All other disclosures will be effective for interim and annual periods beginning after December 15, 2009.  The ASC was adopted January 1, 2010, where applicable and did not have a material impact as it required only disclosures which are included in the Fair Value footnote.

In March 2010, the FASB issued ASU No. 2010-11, “Derivatives and Hedging (Topic 815) – Scope Exception Related to Embedded Credit Derivatives.” The ASU amends and clarifies the guidance on how entities should evaluate credit derivatives embedded in beneficial interests in securitized financial assets.  The updated guidance also eliminates the scope exception for bifurcation of embedded credit derivatives in interests in securitized financial assets, unless they are created solely by subordination of one financial instrument to another.  The ASU is effective for interim and annual periods beginning after June 15, 2010.  The Company is currently evaluating this new ASU, but does not expect it will have an impact on the Company’s financial statements since at present time the Company is not purchasing credit derivatives embedded in beneficial interests in securitized financial assets.

In April 2010, the FASB issued ASU No. 2010–18, “Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset.”  The ASU addresses the diversity in practice on whether a loan that is part of a pool of loans accounted for as a single asset should be removed from that pool upon a modification that would constitute a troubled debt restructuring.  As a result of the amendments, modifications of loans that are accounted for within a pool under the guidance for loans and debt securities acquired with deteriorated credit quality, would not result in the removal of those loans from the pool even if the modification of the those loans would otherwise be considered a troubled debt restructuring.    The ASU is effective for interim and annual periods beginning after July 15, 2010.  The Company does not believe this ASU will have an impact on the Company’s financial statements since at present time the Company is not purchasing loans.

(5)	Securities

A summary of securities is as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)

At March 31, 2010

Securities available for sale

Government-sponsored
enterprise obligations	$5,500	$7	$(6)	$5,501
Residential mortgage-backed
securities	6,108	234	-	6,342

Total securities
available for sale	$11,608	$241	$(6)	$11,843

Securities held to maturity

Residential mortgage-backed
securities	$3,999	$168	$-	$4,167

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
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

The amortized cost and estimated fair value of debt securities by contractual maturity at March 31, 2010 is as follows.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
After 1 year through
5 years	$2,500	$2,504	$-	$-
After 5 years through
10 years	2,000	1,997	-	-
Over 10 years	1,000	1,000	-	-
	5,500	5,501	-	-
Residential mortgage-backed
securities	6,108	6,342	3,999	4,167

	$11,608	$11,843	$3,999	$4,167

There were no sales of securities for the nine months ended March 31, 2010 and 2009.

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position is as follows:

	Less Than Twelve Months		Greater Than Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In thousands)
At March 31, 2010:

Securities available for sale

Government-sponsored
enterprise obligations	$6	$1,494	$-	$-

At June 30, 2009:

Securities available for sale

Government-sponsored
enterprise obligations	$2	$1,498	$-	$-
Residential mortgage-backed
securities	5	1,455	-	-
Total temporarily impaired
securities	$7	$2,953	$-	$-

At March 31, 2010, two securities classified as available for sale had unrealized losses with aggregate depreciation of 0.41% from the Company’s amortized cost basis, which management believes to be temporary and not a result of credit quality.

(6)	Servicing

Loans serviced for others and mortgage servicing rights

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $20.6 million and $12.0 million at March 31, 2010 and June 30, 2009, respectively.

The risks inherent in the mortgage servicing assets relate primarily to changes in prepayments that result from shifts in mortgage interest rates. The fair value of servicing rights was $209,000 at March 31, 2010 and was determined using the quarterly average 10-year, U.S. Treasury rate plus 5.0%, adjusted to reflect the current credit spreads and conditions in the market as a discount rate. Prepayment assumptions, which are impacted by loan rates and terms, are calculated using a moving average of prepayment data published by the Public Securities Association.

The following summarizes mortgage servicing rights capitalized and amortized, along with the aggregate activity related valuation allowances:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
	(Dollars in thousands)

Mortgage servicing rights:
Balance at beginning of period	$183	$-	$116	$-
Additions	16	37	97	37
Disposals	-	-	-	-
Amortization	(2)		(16)
Balance at end of period	197	37	197	37

Valuation allowances:
Balance at beginning of period	-	-	-	-
Additions	-	-	-	-
Recoveries	-	-	-	-
Write-downs	-	-	-	-
Balance at end of period	-	-	-	-

Mortgage servicing assets, net	$197	$37	$197	$37

(7)	Secured Borrowings and Collateral

Federal Home Loan Bank advances

At March 31, 2010, all FHLB of Boston advances are secured by a blanket security agreement on qualified collateral; principally first mortgage loans on owner-occupied residential property in the amount of $58.8 million, government-sponsored enterprise obligations with a fair value of $3.5 million and mortgage-backed securities with a fair value of $10.5 million.

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are funds borrowed from customers on an overnight basis. The amount of securities collateralizing the agreements to repurchase remains in securities and the obligation to repurchase securities sold is reflected as a liability in the consolidated balance sheets.  Securities sold under agreement to repurchase amounted to $395,000 at March 31, 2010 and are secured by Government-sponsored enterprise obligations with a fair value of $1.0 million.  The weighted average interest rate on these agreements was 0.50% at March 31, 2010.

(8)	On-Balance Sheet Derivative Instruments and Hedging Activities

Interest Rate Risk Management – Derivative Instruments Not Designated as Hedging Instruments

Certain derivative instruments do not meet the requirements to be accounted for as hedging instruments.  These undesignated instruments are recognized on the consolidated balance sheet at fair value, with changes in fair value recorded in noninterest income.

Derivative Loan Commitments

Mortgage loan commitments are referred to as derivative loan commitments if the loan that will result from exercise of the commitment will be held for sale upon funding.  Loan commitments that are derivatives are recognized at fair value on the consolidated balance sheet in other assets and other liabilities with changes in their fair values recorded in other non-interest income. Fair value is determined using secondary market pricing, including expected normal servicing rights. In estimating fair value, the Company assigns a probability to a loan commitment based on an expectation that it will be exercised and the loan will be funded. The notional amount of mortgage loan commitments was $3.4 million at March 31, 2010 and the fair value of such commitments was an asset of $35,000.

Forward Loan Sale Commitments

To protect against the price risk inherent in derivative loan commitments, the Company utilizes both “mandatory delivery” and “best efforts” forward loan sale commitments to mitigate the risk of potential decreases in the values of loans that would result from the exercise of the derivative loan commitments. Mandatory delivery contracts are accounted for as derivative instruments.  Generally, the Company’s best efforts contracts meet the definition of derivative instruments when the loans to the underlying borrowers close, and are accounted for as derivative instruments at that time.  Accordingly, forward loan sale commitments are recognized at fair value on the consolidated balance sheet in other assets and other liabilities with changes in their fair values recorded in other noninterest income. The notional amount of forward loan sale commitments was $5.1 million at March 31, 2010 and the fair value of such commitments was an asset of $15,000.

The Company estimates the fair value of its forward loan sales commitments using a methodology similar to that used for derivative loan commitments.

The following table presents the fair values of derivative instruments in the balance sheet.

	March 31, 2010
	Assets		Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives not designated
as hedging instruments:

Derivative loan commitments	Other assets	$35	N/A	$-

Forward loan sale commitments	Other assets	15	N/A	-

Total derivatives not designated
as hedging instruments		$50		$-

The following table presents information pertaining to the Company’s derivatives not designated as hedging instruments (in thousands).

Nine Months Ended March 31, 2010
Derivatives Not Designated As Hedging Instruments	Location of Gain(Loss)	Amount of Gain(Loss)

Derivative loan commitments	Net gain on other secondary
	marketing activities	$35

Forward loan sale commitments	Net gain on other secondary
	marketing activities	15

Total		$50

(9)	Fair Value Measurements

The Company groups its financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value as follows:

Level l - Valuation is based on quoted prices in active markets for identical assets or liabilities. Level l assets and liabilities generally include debt and equity securities that are traded in an active exchange market. At March 31, 2010, the Company had no assets or liabilities valued using Level 1 measurements.

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

All of the Company’s securities that are measured at fair value are included in Level 2 and are based on pricing models from independent, third party pricing services that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads and new issue data. There are no liabilities measured at fair value. All of the Company’s loans that are measured at fair value are included in Level 3 and are based on the appraised value of the underlying collateral considering discounting factors, if deemed appropriate, and adjusted for selling costs. These appraised values may be discounted based on management’s historical knowledge, expertise or changes in market conditions from time of valuation.

Assets measured at fair value on a recurring basis at March 31, 2010 and June 30, 2009 are summarized below.

				Assets
	Level 1	Level 2	Level 3	at Fair Value
	(In thousands)
March 31, 2010:
Securities available for sale	$-	$11,843	$-	$11,843

June 30, 2009:
Securities available for sale	$-	$9,528	$-	$9,528

The Company may also be required, from time to time, to measure certain other financial assets on a nonrecurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. Assets measured at fair value on a non-recurring basis at March 31, 2010 are summarized below. The fair value adjustments relate to the amount of write down recorded during the three and nine months ended March 31, 2010 on the assets held at March 31, 2010.

				Fair Value	Fair Value
				Adjustments	Adjustments
				For the Three	For the Nine
	At March 31, 2010			Months Ended	Months Ended
	Level 1	Level 2	Level 3	March 31, 2010	March 31, 2010
(In thousands)

Impaired loans	$-	$-	$665	$(57)	$(24)

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

Cash and cash equivalents: The carrying amounts of cash and short-term investments approximate fair values.

Securities: Fair values for the Company's debt securities are based on pricing models that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads and new issue data.

Federal Home Loan Bank stock: Fair value is based on redemption provisions of the FHLB of Boston. The FHLB stock has no quoted market value.

Loans held for sale: Fair value is based on committed secondary market prices.

Loans: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.  Fair values for other loans are estimated using discounted cash flow analyses, using market interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

Capitalized mortgage servicing rights: Fair value is based on a quarterly, third-party valuation model that calculates the present value of estimated future net servicing income. The model utilizes a variety of assumptions, the most significant of which are loan prepayment assumptions and the discount rate used to discount future cash flows. Prepayment assumptions, which are impacted by loan rates and terms, are calculated using a moving average of prepayment data published by the Public Securities Association and modeled against the serviced loan portfolio by the third party valuation specialist. The discount rate is the quarterly average 10-year, U.S. Treasury rate plus 5.0% and adjusted to reflect the current credit spreads and conditions in the market. Other assumptions include delinquency rates, foreclosure rates, servicing cost inflation, and annual unit loan cost. All assumptions are adjusted periodically to reflect current circumstances.

Deposits: The fair values for non-certificate accounts are, by definition, equal to the amount payable on demand at the reporting date which is the carrying amount.  Fair values for certificates of deposit are estimated using a discounted cash flow calculation that applies market interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Securities sold under agreements to repurchase: The fair value estimate of securities sold under agreements to repurchase approximates carrying value as they mature daily and bear market interest rates.

Short-term FHLB advances: The fair value of short-term FHLB advances approximate carrying value, as they generally immature within 90 days.

Long-term FHLB advances: The fair value for long-term FHLB advances is estimated using discounted cash flow analyses based on current market borrowing rates for similar types of borrowing arrangements.

Accrued interest:  The carrying amounts of accrued interest approximate fair value.

Off-balance-sheet instruments:  Fair values for off-balance-sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.  At March 31, 2010 and June 30, 2009, the fair value of commitments outstanding is not significant since fees charged are not material.

The estimated fair values and related carrying amounts of the Company’s financial instruments at March 31, 2010 and June 30, 2009, are as follows:

	March 31, 2010		June 30, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$5,676	$5,676	$11,356	$11,356
Securities available for sale	11,843	11,843	9,528	9,528
Securities held to maturity	3,999	4,167	4,959	5,101
FHLB stock	3,111	3,111	3,111	3,111
Loans held for sale	1,670	1,670	269	274
Loans, net	172,077	172,682	163,825	163,345
Accrued interest receivable	843	843	714	714
Capitalized mortgage servicing rights	197	209	116	119

Financial liabilities:
Deposits	139,360	140,728	141,126	143,018
Securities sold under agreements
to repurchase	395	395	520	520
Short-term FHLB advances	12,700	12,700	-	-
Long-term FHLB advances	33,726	34,335	40,268	40,967
Accrued interest payable	118	118	148	148

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our financial performance for the three and nine months ended March 31, 2010 continued to improve, as the Company’s net income increased compared to the same periods last year. Our improved financial performance continued to be driven by an expanding net interest margin, primarily due to originations of higher-yielding commercial loans, a significant portion of which are collateralized by one-to-four family and multi-family properties, and the controlling of interest expense. The asset quality of our loan portfolio remained stable during the quarter. The Company’s earnings were supplemented by our mortgage banking activities, which are expected to make a significant contribution to profitability in future periods.

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

Actual loan losses may be significantly more than the allowances we have established, which could have a material negative effect on our financial results.  In addition, the Office of Thrift Supervision (“OTS”), as an integral part of its examination process, will periodically review our allowance for loan losses. Such agency may require us to recognize adjustments to the allowance, based on its judgments about information available to it at the time of its examination.

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

Comparison of Financial Condition at March 31, 2010 and June 30, 2009

Total assets increased by $6.3 million, or 3.1%, to $207.5 million at March 31, 2010, from $201.2 million at June 30, 2009. The increase in total assets resulted primarily from an increase in net loans and securities available for sale, partially offset by a decrease in cash and cash equivalents, as overnight funds were used to fund loan originations and deposit outflows. Net loans increased $8.3 million, or 5.0%, to $172.1 million at March 31, 2010, from $163.8 million at June 30, 2009, primarily due to an $11.2 million, or 26.1%, increase in commercial loans and a $2.9 million, or 12.6% increase in construction loans, partially offset by a $5.6 million, or 5.7%, decrease in residential loans. Investment securities available for sale increased $2.3 million, or 24.3%, to $11.8 million at March 31, 2010, from $9.5 million at June 30, 2009. Investment securities held to maturity decreased $960,000, or 19.4%, to $4.0 million at March 31, 2010, from $5.0 million at June 30, 2009. At March 31, 2010, total investment securities were comprised of government-sponsored enterprise obligations and mortgage-backed securities, all of which are guaranteed by government-sponsored enterprises. As a result, our investment securities impairment considerations generally related to fluctuations in market interest rates. At March 31, 2010, no securities were deemed to be other–than-temporarily impaired. Total interest-earning assets increased $6.3 million, or 3.3%, to $197.4 million at March 31, 2010, from $191.1 million at June 30, 2009.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan as of the dates indicated.

	At		At
	March 31,		June 30,
	2010		2009
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Residential loans:
One-to-four family	$76,524	44.07%	$82,140	49.73%
Home equity loans
and lines of credit	16,583	9.55	16,592	10.05
Total residential mortgage loans	93,107	53.62	98,732	59.78

Commercial loans:
One-to-four family real estate	5,435	3.13	4,795	2.90
Multi-family real estate	13,046	7.51	8,226	4.98
Commercial real estate	24,177	13.92	21,525	13.04
Commercial	11,435	6.58	8,364	5.07
Total commercial loans	54,093	31.14	42,910	25.99

Construction loans:
One-to-four family	13,242	7.62	13,327	8.07
Multi-family	7,399	4.26	2,786	1.69
Commercial real estate	5,430	3.13	7,042	4.26
Total construction loans	26,071	15.01	23,155	14.02

Consumer	405	0.23	353	0.21

Total loans:	173,676	100.00%	165,150	100.00%

Other items:
Net deferred loan costs	81		130
Allowance for loan losses	(1,680)		(1,455)

Total loans, net	$172,077		$163,825

Non-performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. Delinquent loans that are 90 days or more past due are generally considered non-performing assets.

	At March 31,	At June 30,
	2010	2009
	(Dollars in thousands)

Non-accrual loans:
Residential mortgage loans	$785	$671
Commercial loans	-	-
Construction loans	-	66
Consumer	21	-

Total non-accrual loans	806	737

Loans greater than 90 days delinquent
and still accruing:
Residential mortgage loans	-	-
Commercial loans	-	-
Construction loans	-	-
Consumer	-	-

Total loans greater than 90 days delinquent
and still accruing	-	-

Restructured loans	211	-

Total non-performing loans	1,017	737

Real estate owned	66	-

Total non-performing assets	$1,083	$737

Ratios:
Non-performing loans to total loans	0.59%	0.45%
Non-performing assets to total assets	0.52%	0.37%

Asset quality continued to be stable, as non-performing assets increased $346,000 to $1.1 million at March 31, 2010 compared to $737,000 at June 30, 2009. These balances represented 0.52% of total assets at March 31, 2010 and 0.37% of total assets at June 30, 2009. At June 30, 2009, there was one restructured loan totaling $217,000 that was included in the non-accrual loan total. At March 31, 2010, there were no restructured loans included in the non-accrual loan total, as the aforementioned loan was moved to accrual status based on sustained performance. The allowance for loan losses was $1.7 million at March 31, 2010, an increase of $225,000 from June 30, 2009. Loan charge-offs were $71,000 and loan recoveries were $11,000 for the nine months ended March 31, 2010, as compared to loan charge-offs of $14,000 and loan recoveries of $8,000 for the same period in 2009. The allowance represented 0.97% of total loans at March 31, 2010 and 0.88% of total loans at June 30, 2009. The increase was primarily a result of growth in loans with a higher degree of risk. At these levels, the allowance for loan losses as a percentage of non-performing loans was 165.19% at March 31, 2010 and 197.42% at June 30, 2009.

Total deposits decreased by $1.8 million, or 1.3%, to $139.4 million at March 31, 2010, from $141.1 million at June 30, 2009. The decrease in deposits was primarily due to decreases in money market accounts and demand deposit accounts, which were partially offset by increases in NOW accounts, certificates of deposit and savings accounts. Money market accounts decreased $5.9 million, or 12.8%, reflecting a lowering of interest rates paid. Demand deposit accounts decreased $1.4 million, or 9.0%, primarily due to internal transfers to the Company’s new NOW account product. NOW accounts increased $2.5 million, or 21.4%, reflecting activity in the Company’s new NOW account product. Certificates of deposit increased $1.6 million, or 2.9% and savings accounts increased $1.0 million, or 9.2%.

Total borrowings from the FHLB increased $6.2 million, or 15.3%, as short-term borrowings increased $12.7 million and long-term borrowings decreased $6.5 million. The change in the mix of borrowings reflected management’s efforts to lower interest expense by taking advantage of low short-term rates.

Total stockholders’ equity increased $655,000, or 3.8%, to $18.0 million at March 31, 2010, from $17.3 million at June 30, 2009, primarily due to net income of $604,000. The net unrealized gains on securities available for sale of $152,000 at March 31, 2010 were attributable to changes in market interest rates.

Comparison of Operating Results for the Three Months Ended March 31, 2010 and 2009

General. Net income for the three months ended March 31, 2010 was $286,000, or $.11 per basic and diluted share, compared to net income of $75,000, or $.03 per basic and diluted share for the three months ended March 31, 2009. The increase in net income was primarily due to an increase in net interest income and non-interest income, partially offset by an increase in the provision for loan losses and an increase in non-interest expense.

Interest Income. Interest income increased by $17,000, or 0.70%, to $2.7 million for the three months ended March 31, 2010. The increase in interest income was primarily due to an increase in the average balance of interest-earning assets of $3.1 million, or 1.6%, to $192.9 million for the three months ended March 31, 2010, from $189.8 million for the same period in 2009, partially offset by 5 basis point decrease in the average yield on interest-earning assets to 5.59% for the three months ended March 31, 2010, from 5.64% for the same period in 2009.

Interest income on loans increased $54,000, or 2.2%, to $2.5 million for the three months ended March 31, 2010. The increase was due to an increase in the average balance of loans of $3.8 million, or 2.2%, to $171.9 million for the three months ended March 31, 2010, from $168.2 million for the three months ended March 31, 2009, partially offset by a decrease in average loan yields of 1 basis point to 5.90% for the three months ended March 31, 2010, from 5.91% for the three months ended March 31, 2009.

Interest and dividend income on investment securities decreased $37,000, or 19.3%, for the three months ended March 31, 2010, compared to the same period in 2009. The decrease in interest income was due to a decrease in the average balance of investment securities of $1.8 million, or 8.7%, to $18.8 million for the three months ended March 31, 2010, from $20.6 million for the three months ended March 31, 2009 and by a decrease in average investment yields of 43 basis points, reflecting the lower interest rate market, to 3.34% for the three months ended March 31, 2010, from 3.77% for the three months ended March 31, 2009.

Interest Expense. Interest expense decreased $353,000, or 29.0%, to $864,000 for the three months ended March 31, 2010 from $1.2 million for the three months ended March 31, 2009. The decrease in interest expense was primarily due to an 82 basis point decrease in the average cost of interest-bearing liabilities, reflecting the maturing of higher-rate deposits and a shortening of the term of FHLB borrowings, to 2.06% for the three months ended March 31, 2010, from 2.88% for the same period in 2009 and by a decrease in the average balance of interest-bearing liabilities of $1.7 million, or 1.0%, to $167.4 million for the three months ended March 31, 2010, from $169.1 million for the same period in 2009.

Interest expense on interest-bearing deposits decreased $209,000, or 29.0%, to $512,000 for the three months ended March 31, 2010, from $721,000 for the same period in 2009. The decrease was primarily due to a 73 basis point decrease in the average cost of interest-bearing deposits to 1.68% for the three months ended March 31, 2010, from 2.41% for the same period in 2009, partially offset by an increase in the average balance of interest-bearing deposits of $2.2 million, or 1.9%, to $122.1 million for the three months ended March 31, 2010 from $119.9 million for the same period in 2009.

Interest expense on FHLB short-term and long-term advances decreased $145,000, or 29.2%, to $351,000 for the three months ended March 31, 2010, from $496,000 for the same period in 2009. The decrease was primarily due to a decrease in the average balance of FHLB short-term and long-term advances of $3.9 million, or 8.0%, to $44.9 million for the three months ended March 31, 2010 from $48.8 million for the same period in 2009 and by a 94 basis point decrease in the average cost of FHLB short-term and long-term advances to 3.13% for the three months ended March 31, 2010, from 4.07% for the same period in 2009.

Net Interest Income. Net interest income increased $370,000, or 25.4%, to $1.8 million for the three months ended March 31, 2010, from $1.5 million for the same period in 2009. The increase in net interest income was primarily the result of a 71 basis point increase in net interest margin to 3.79% for the three months ended March 31, 2010, from 3.08% for the same period ended 2009 and by the $4.7 million or 22.8%, increase in net average interest-earning assets to $25.4 million for the three months ended March 31, 2010, from $20.7 million for the same period in 2009.

Provision for Loan Losses. The provision for loan losses for the three months ended March 31, 2010 was $89,000 compared to $4,000 for the three months ended March 31, 2009. The increase was primarily related to specific reserves for two residential loans and provisions due to loan growth for the three months ended March 31, 2010. Loan charge-offs were $4,000 and loan recoveries were $2,000 for the three months ended March 31, 2010, as compared to loan charge-offs of $4,000 and loan recoveries of $3,000 for the same period in 2009.

Non-interest Income. Non-interest income increased $92,000, or 41.6%, to $310,000 for the three months ended March 31, 2010, from $218,000 for the same period in 2009. The increase was primarily related to a $70,000 net gain on secondary market activities for the three months ending March 31, 2010, representing the increase in secondary market commitments and related fair value measurements. There was no net gain on secondary market activities for the three months ending March 31, 2009 based on immateriality.

Non-interest Expense. Non-interest expense increased $33,000, or 2.1%, to $1.6 million for the three months ended March 31, 2010. The increase in non-interest expense was primarily due to an increase in salaries and benefits, data processing and advertising expense, partially offset by a decrease in other general and administrative expenses. Salaries and benefits expense increased $27,000, or 3.2%. Data processing expense increased $14,000, or 14.8%, for the three months ended March 31, 2010, from the same period in 2009, primarily due to the addition of services provided, such as online account opening for both loans and deposits. Advertising expense increased $12,000 or 15.9%, to $82,000 for the three months ended March 31, 2010 from $70,000 for the same period in 2009. Other general and administrative expenses decreased

$34,000, or 15.4%, primarily due to a $10,000 recovery pertaining to other real estate owned for the three months ended March 31, 2010, compared to a $29,000 write-down of  other real estate owned for the three months ended March 31, 2009.

Income Taxes. The income before income taxes of $452,000 for the three months ended March 31, 2010 resulted in an income tax provision of $166,000 for the three months ended March 31, 2010, as compared to income before income taxes of $108,000 and a related income tax provision of $33,000 for the three months ended March 31, 2009. The effective tax rates for the three months ended March 31, 2010 and 2009 were 36.7% and 30.6%, respectively. The increase in the effective rate for the three months ended March 31, 2010, compared to the effective tax rate for the three months ended March 31, 2009 was primarily due to a decrease in the projected full-year effective tax rate at March 31, 2009 as compared to December 31, 2008.

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

	At March 31,		Three Months Ended March 31,
	2010		2010			2009
		Weighted	Average			Average
	Outstanding	Average	Outstanding		Yield/	Outstanding		Yield/
	Balance	Rate	Balance	Interest	Rate	Balance	Interest	Rate
			(Dollars in thousands)
Interest-earning assets:
Loans	$175,427	5.94%	$171,936	$2,537	5.90%	$168,174	$2,483	5.91%
Investment securities (1)	18,953	3.24%	18,788	157	3.34%	20,571	194	3.77%
Short-term investments	3,038	0.01%	2,173	-	0.00%	1,088	-	0.00%
Total interest-earning assets	197,418	5.59%	192,897	2,694	5.59%	189,833	2,677	5.64%
Non-interest-earning assets	10,094		10,011	-		11,047	-
Total assets	$207,512		$202,908	2,694		$200,880	2,677

Interest-bearing liabilities:
Savings deposits	$12,052	0.19%	$12,071	$5	0.17%	$10,417	$3	0.12%
NOW accounts	14,455	0.56%	12,265	13	0.42%	9,433	3	0.13%
Money market accounts	40,051	1.20%	39,339	100	1.02%	41,003	202	1.97%
Certificates of deposit	58,121	2.69%	58,455	394	2.70%	59,030	513	3.48%
Total interest-bearing deposits	124,679	1.72%	122,130	512	1.68%	119,883	721	2.41%
FHLB advances	46,426	2.88%	44,907	351	3.13%	48,802	496	4.07%
Repurchase agreements	395	0.50%	411	1	0.97%	416	-	0.00%
Total interest-bearing liabilities	171,500	2.03%	167,448	864	2.06%	169,101	1,217	2.88%
Non-interest-bearing liabilities:
Demand deposits	14,681		15,836			12,975
Other non-interest-bearing liabilities	3,359		1,810			1,616
Total liabilities	189,540		185,094			183,692
Stockholders' equity	17,972		17,814			17,188
Total liabilities and equity	$207,512		$202,908			$200,880

Net interest income				$1,830			$1,460
Net interest rate spread (2)		3.56%			3.53%			2.76%
Net interest-earning assets (3)	$25,918		$25,449			$20,732
Net interest margin (4)					3.79%			3.08%
Average of interest-earning
assets to interest-bearing
liabilities		115.11%			115.20%			112.26%

(1)	Consists entirely of taxable investment securities.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	For the Three Months Ended March 31, 2010
	Compared to the Three Months Ended
	March 31, 2009
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In thousands)

Interest-earning assets:
Loans	$56	$(2)	$54
Investment securities	(17)	(20)	(37)

Total interest-earning assets	39	(22)	17

Interest-bearing liabilities:
Savings deposits	-	2	2
NOW accounts	1	9	10
Money market accounts	(8)	(94)	(102)
Certificates of deposit	(5)	(114)	(119)

Total interest-bearing deposits	(12)	(197)	(209)

FHLB advances	(40)	(105)	(145)
Repurchase agreements	-	1	1

Total interest-bearing liabilities	(52)	(301)	(353)

Change in net interest income	$91	$279	$370

Comparison of Operating Results for the Nine Months Ended March 31, 2010 and 2009

General. Net income for the nine months ended March 31, 2010 was $604,000, or $.23 per basic and diluted share, compared to net income of $194,000, or $.08 per basic and diluted share for the nine months ended March 31, 2009. The increase in net income was primarily due to an increase in net interest income and non-interest income, partially offset by an increase in non-interest expense.

Interest Income. Interest income increased by $15,000, to $7.9 million for the nine months ended March 31, 2010. The increase in interest income was primarily due to an increase in the average balance of interest-earning assets of $5.7 million, or 3.1%, to $187.9 million for the nine months ended March 31, 2010, from $182.2 million for the same period in 2009, partially offset by a 17 basis point decrease in the average yield on interest-earning assets to 5.62% for the nine months ended March 31, 2010, from 5.79% for the same period in 2009.

Interest income on loans increased $186,000, or 2.6%, to $7.5 million for the nine months ended March 31, 2010, from $7.3 million for the nine months ended March 31, 2009.  The increase was due to an increase in the average balance of loans of $6.6 million, or 4.1%, to $167.1 million for the nine months ended March 31, 2010, from $160.4 million for the nine months ended March 31, 2009, partially offset by a decrease in average loan yields of 9 basis points to 5.95% for the nine months ended March 31, 2010, from 6.04% for the nine months ended March 31, 2009.

Interest and dividend income on investment securities decreased $166,000, or 26.0%, to $473,000 for the nine months ended March 31, 2010, compared to $639,000 for the same period in 2009. The decrease in interest income was due to a decrease in the average balance of investment securities of $2.2 million, or 10.6%, to $18.6 million for the nine months ended March 31, 2010, from $20.8 million for the nine months ended March 31, 2009 and by a decrease in average investment yields of 71 basis points, reflecting the lower interest rate market,  to 3.39% for the nine months ended March 31, 2010, from 4.10% for the nine months ended March 31, 2009.

Interest Expense. Interest expense decreased $781,000, or 21.8%, to $2.8 million for the nine months ended March 31, 2010 from $3.6 million for the nine months ended March 31, 2009. The decrease in interest expense was primarily due to a 67 basis point decrease in the average cost of interest-bearing liabilities to 2.30% for the nine months ended March 31, 2010, from 2.97% for the same period in 2009, partially offset by an increase in the average balance of interest-bearing liabilities of $1.9 million, or 1.2%, to $163.0 million for the nine months ended March 31, 2010, from $161.0 million for the same period in 2009.

Interest expense on interest-bearing deposits decreased $272,000, or 14.1%, to $1.7 million for the nine months ended March 31, 2010. The decrease was primarily due to a 61 basis point decrease in the average cost of interest-bearing deposits to 1.83% for the nine months ended March 31, 2010, from 2.44% for the same period in 2009, partially offset by an increase in the average balance of interest-bearing deposits of $15.9 million, or 15.0%, to $121.5 million for the nine months ended March 31, 2010 from $105.6 million for the same period in 2009.

Interest expense on FHLB short-term and long-term advances decreased $509,000, or 30.8%, to $1.1 million for the nine months ended March 31, 2010, from $1.7 million for the same period in 2009. The decrease was primarily due to a decrease in the average balance of FHLB short-term and long-term advances of $13.9 million, or 25.3%, to $40.9 million for the nine months ended March 31, 2010 from $54.8 million for the same period in 2009 and by a 29 basis point decrease in the average cost of FHLB short-term and long-term advances to 3.72% for the nine months ended March 31, 2010, from 4.01% for the same period in 2009.

Net Interest Income. Net interest income increased $796,000, or 18.4%, to $5.1 million for the nine months ended March 31, 2010, from $4.3 million for the same period in 2009. The increase in net interest income was primarily the result of a 47 basis point increase in net interest margin to 3.63% for the nine months ended March 31, 2010, from 3.16% for the same period in 2009 and by the $3.8 million, or 17.7%, increase in net average interest-earning assets to $25.0 million for the nine months ended March 31, 2010, from $21.2 million for the same period in 2009.

Provision for Loan Losses. The provision for loan losses for the nine months ended March 31, 2010 was $285,000 compared to $182,000 for the nine months ended March 31, 2009. The increase was primarily related to specific reserves for two residential loans and provisions due to loan growth for the nine months ended March 31, 2010. Loan charge-offs were $71,000 and loan recoveries were $11,000 for the nine months ended March 31, 2010, as compared to loan charge-offs of $14,000 and loan recoveries of $8,000 for the same period in 2009.

Non-interest Income. Non-interest income increased $283,000, or 51.0%, to $834,000 for the nine months ended March 31, 2010, from $551,000 for the same period in 2009. The increase was partially related to gains of $223,000 from the sale of $11.7 million in loans, $10.7 million classified as held for sale and $1.0 million from the Company’s loan portfolio, compared to gains of $62,000 from the sale of $4.9 million in loans for the same period in 2009. Additionally, the increase was related to a $70,000 net gain on other secondary market activities for the nine months ending March 31, 2010, representing the increase in secondary market commitments and related fair value measurements. There was no net gain on other secondary market activities for the nine months ending March 31, 2009 based on immateriality.

Non-interest Expense. Non-interest expense increased $337,000, or 7.78%, to $4.7 million for the nine months ended March 31, 2010, from $4.4 million for the same period in 2009. The increase in non-interest expense was primarily due to increases in salaries and benefits, data processing fees, professional fees and Federal Deposit Insurance Corporation (“FDIC”) deposit insurance expense. Salaries and benefits expense increased $180,000, or 7.5%, primarily due to higher replacement salaries for new hires, as well as an increase in the number of employees receiving health insurance benefits. Occupancy expense decreased $5,000, or 0.7%, to $586,000 for the nine months ended March 31, 2010. Data processing expense increased $58,000, or 20.9%, for the nine months ended March 31, 2010, from the same period in 2009, primarily due to the addition of services provided, such as online account opening for both loans and deposits. Professional fees increased $57,000, or 23.6%, to $299,000 for the nine months ended March 31, 2010, from $242,000 for the same period in 2009, primarily due to increased costs associated with compliance with section 404 of the Sarbanes-Oxley Act, related to internal controls over financial reporting and with legal expense associated with an employee termination. FDIC deposit insurance expense increased $57,000, or 58.8%, as a result of increases in insurance premium rates. Other general and administrative expenses decreased $11,000, or 2.0%, to $570,000 for the nine months ended March 31, 2010, from the same period in 2009.

Income Taxes. The income before income taxes of $945,000 for the nine months ended March 31, 2010 resulted in an income tax provision of $341,000 for the nine months ended March 31, 2010, as compared to the income before income taxes of $306,000 and income tax provision of $112,000 for the nine months ended March 31, 2009. The effective tax rates for the nine months ended March 31, 2010 and 2009 were 36.1% and 36.6%, respectively.

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

	At March 31,		Nine Months Ended March 31,
	2010		2010			2009
		Weighted	Average			Average
	Outstanding	Average	Outstanding		Yield/	Outstanding		Yield/
	Balance	Rate	Balance	Interest	Rate	Balance	Interest	Rate
			(Dollars in thousands)
Interest-earning assets:
Loans	$175,427	5.94%	$167,079	$7,454	5.95%	$160,433	$7,268	6.04%
Investment securities (1)	18,953	3.24%	18,578	473	3.39%	20,792	639	4.10%
Short-term investments	3,038	0.01%	2,283	1	0.06%	1,009	6	0.79%
Total interest-earning assets	197,418	5.59%	187,940	7,928	5.62%	182,234	7,913	5.79%
Non-interest-earning assets	10,094		10,726	-		10,845	-
Total assets	$207,512		$198,666	7,928		$193,079	7,913

Interest-bearing liabilities:
Savings deposits	$12,052	0.19%	$11,513	$13	0.15%	$10,216	$9	0.12%
NOW accounts	14,455	0.56%	11,054	16	0.19%	9,309	9	0.13%
Money market accounts	40,051	1.20%	41,843	333	1.06%	37,384	637	2.27%
Certificates of deposit	58,121	2.69%	57,110	1,303	3.04%	48,734	1,282	3.51%
Total interest-bearing deposits	124,679	1.72%	121,520	1,665	1.83%	105,643	1,937	2.44%
FHLB advances	46,426	2.88%	40,944	1,141	3.72%	54,837	1,650	4.01%
Repurchase agreements	395	0.50%	490	2	0.54%	527	2	0.51%
Total interest-bearing liabilities	171,500	2.03%	162,954	2,808	2.30%	161,007	3,589	2.97%
Non-interest-bearing liabilities:
Demand deposits	14,681		16,510			13,544
Other non-interest-bearing liabilities	3,359		1,599			1,467
Total liabilities	189,540		181,063			176,018
Stockholders' equity	17,972		17,603			17,061
Total liabilities and equity	$207,512		$198,666			$193,079

Net interest income				$5,120			$4,324
Net interest rate spread (2)		3.56%			3.32%			2.82%
Net interest-earning assets (3)	$25,918		$24,986			$21,227
Net interest margin (4)					3.63%			3.16%
Average of interest-earning
assets to interest-bearing
liabilities		115.11%			115.33%			113.18%

(1)	Consists entirely of taxable investment securities.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	For the Nine Months Ended March 31, 2010
	Compared to the Nine Months Ended
	March 31, 2009
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In thousands)

Interest-earning assets:
Loans	$301	$(115)	$186
Investment securities	(68)	(98)	(166)
Short-term investments	8	(13)	(5)

Total interest-earning assets	241	(226)	15

Interest-bearing liabilities:
Savings deposits	1	3	4
NOW accounts	2	5	7
Money market accounts	76	(380)	(304)
Certificates of deposit	220	(199)	21

Total interest-bearing deposits	299	(571)	(272)

FHLB advances	(418)	(91)	(509)

Total interest-bearing liabilities	(119)	(662)	(781)

Change in net interest income	$360	$436	$796

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2010, cash and cash equivalents totaled $5.7 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $11.8 million at March 31, 2010. Our policies also allow for access to the wholesale funds market for up to 50.0% of total assets, or $103.8 million. At March 31, 2010, we had $46.4 million in FHLB advances outstanding and $699,000 in brokered certificates of deposit, allowing the Company access to an additional $56.6 million in wholesale funds based on policy guidelines.

At March 31, 2010, we had $6.2 million in loan commitments outstanding. In addition to commitments to originate loans, we had $20.6 million in unadvanced funds to borrowers.

Related to our secondary market activities, we had $5.1 million of forward loan sale commitments at March 31, 2010. These forward loan sale commitments were used to offset the interest rate risk associated with mortgage loans, which have had their interest rate locked by our customers. We also had $1.7 million of loans held for sale.

Certificates of deposit due within one year of March 31, 2010 totaled $33.3 million, or 23.9% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit or other wholesale funding options. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2010. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

We have no material commitments or demands that are likely to affect our liquidity other than set forth below. In the event loan demand were to increase at a pace greater than expected, or any unforeseen demand or commitment were to occur, we would access our borrowing capacity with the FHLB and other wholesale market sources.

Our primary investing activities are the origination of loans and the purchase of securities. During the nine months ended March 31, 2010, we originated $53.1 million of loans and purchased $4.5 million in investment securities. We also sold $11.7 million in residential mortgage loans for the nine months ended March 31, 2010.

Financing activities consist primarily of activity in deposit accounts, FHLB borrowings and advances and the sale of residential mortgages. We experienced a net decrease in total deposits of $1.8 million for the nine months ended March 31, 2010. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive.

FHLB borrowings and advances reflected a net increase of $6.2 million during the nine months ended March 31, 2010. FHLB borrowings and advances have primarily been used to fund loan demand and purchase securities.

Capital Management. The Bank is subject to various regulatory capital requirements including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2010, the Bank exceeded all of its regulatory capital requirements and is considered “well capitalized” under regulatory guidelines.

The OTS, as the primary federal regulator of federal savings banks, periodically recommends certain of those institutions take voluntary steps to reduce risk to the institutions and the federal deposit insurance fund. In light of the current economic environment, the OTS requested and the Bank’s board of directors agreed on October 27, 2009 to certain voluntary constraints on the Bank’s leveraged growth strategy. The Bank does not expect any of these standards to materially impair its execution of its business plan. The OTS has agreed to revisit these voluntary constraints from time to time. The voluntary constraints are as follows: (i) the Bank will maintain a Tier one (core) capital ratio of at least 7.1%; and (ii) in the event the Tier one (core) capital ratio decreases below 7.5%, the ratio of “high-risk” loans, as defined, to Tier one (core) capital would not exceed 350%; the ratio of classified assets to Tier one (core) capital (plus the allowance for loan losses) would not exceed 15%; and the ratio of nonperforming assets to total assets would not exceed 1.5%. As of March 31, 2010, the Bank’s Tier one capital ratio was 7.81% compared to the requested target of 7.50%. The Company has $1.1 million of cash available to down-stream to the Bank to support its future capital needs.

Off-Balance Sheet Arrangements. For the nine months ended March 31, 2010, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Not applicable to smaller reporting companies.

Item 4.	Controls and Procedures

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

a) Not applicable

b) Not applicable

c) The Company did not repurchase any shares during the quarter ended March 31, 2010.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Other Information

a) Not applicable

    b) There were no material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors during the period covered by this Form 10-Q.

Item 5.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

GEORGETOWN BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEORGETOWN BANCORP, INC.
(Registrant)

Date: May 14, 2010	/s/ Robert E. Balletto
Robert E. Balletto
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Joseph W. Kennedy
Joseph W. Kennedy
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Accounting and Financial Officer)