Form 10-K
period 2010-06-30
Georgetown Bancorp, Inc.
filed 2010-09-28
CIK 1302709

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2010
OR
[  ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________

Commission File Number: 000-51102

Georgetown Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Federal	20-2107839
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

2 East Main Street, Georgetown, Massachusetts	01833
(Address of Principal Executive Office)	(Zip Code)

(978) 352-8600
(Registrant’s Telephone Number including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes   [  ]    No  [X]

As of September 24, 2010, there were 2,638,387 shares issued and outstanding of the Registrant’s Common Stock, including 1,527,487 shares owned by Georgetown Bancorp, MHC. The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of the Common Stock as of December 31, 2009 was $4.2 million.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of Annual Report to Stockholders (Part II)

2.	Proxy Statement for the 2010 Annual Meeting of Stockholders (Part III)

Georgetown Bancorp, Inc.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED
JUNE 30, 2010

PART I

ITEM 1.     Business

Forward Looking Statements

This Annual Report contains certain “forward-looking statements” that may be identified by the use of words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated” and “potential.” Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors that could cause actual results to differ materially from these estimates and most other statements that are not historical in nature. These factors include, but are not limited to, general and local economic conditions, changes in interest rates, deposit flows, demand for mortgage and other loans, real estate values, competition, changes in accounting principles, policies, or guidelines, changes in legislation or regulation or regulatory policies and procedures, and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services.

Georgetown Bancorp, MHC

Georgetown Bancorp, MHC is the federally chartered mutual holding company parent of Georgetown Bancorp, Inc. Georgetown Bancorp, MHC has not engaged in any business to date, other than holding the majority of the voting stock of Georgetown Bancorp, Inc. The executive office of Georgetown Bancorp, MHC, is located at 2 East Main Street, Georgetown, Massachusetts 01833, and its telephone number is (978) 352-8600. Georgetown Bancorp, MHC is subject to comprehensive regulation and examination by the Office of Thrift Supervision (the “OTS”).

Georgetown Bancorp, Inc.

Georgetown Bancorp, Inc. (the “Company”) is the mid-tier stock holding company for Georgetown Savings Bank. The Company is chartered under federal law and currently owns 100% of the common stock of Georgetown Savings Bank. The executive office of the Company is located at 2 East Main Street, Georgetown, Massachusetts 01833, and its telephone number is (978) 352-8600. The Company is subject to comprehensive regulation and examination by the OTS.

Georgetown Savings Bank

Georgetown Savings Bank (the “Bank”) is a federally chartered savings bank headquartered in Georgetown, Massachusetts. The Bank was originally founded in 1868. In connection with its reorganization and stock offering, the Bank converted from a Massachusetts-chartered savings bank to a federally chartered savings bank on January 5, 2005. The Bank conducts business from its main office located at 2 East Main Street in Georgetown, Massachusetts, and its branch offices located in North Andover and Rowley, Massachusetts. The telephone number at its main office is (978) 352-8600. The Bank is subject to comprehensive regulation and examination by the OTS.

General

Our principal business has consisted of attracting retail deposits from the general public primarily in Essex County, Massachusetts and investing those deposits, together with borrowings and funds generated from operations, in one-to-four and multi-family residential mortgage loans, commercial business and real estate loans, construction loans, home equity loans and lines of credit and consumer loans, in the eastern Massachusetts and southern New Hampshire regions, as well as investing in investment securities. The Company’s strategic plan includes a greater emphasis on developing commercial business activities, both deposit and lending customer relationships and the continued development of a mortgage banking operation, which commenced during fiscal 2009.

Our revenues are derived principally from interest on loans and securities, customer service fees and our mortgage banking operation. Our primary sources of funds are deposits, borrowings and principal and interest payments on loans and securities, as well as the sale of residential loans in the secondary market.

Market Area

We primarily serve communities located in Essex County, Massachusetts for deposit products and the eastern Massachusetts and southern New Hampshire regions for lending products.

Essex County is located in the northeastern portion of Massachusetts, a largely suburban area adjacent to the city of Boston. Georgetown is located 30 miles north of Boston near Interstate 95, the major north-south highway that runs along the East Coast of the United States. Consistent with suburban areas located near large metropolitan areas in general, the economy in the Bank’s primary deposit market area is based on a mixture of service, manufacturing, wholesale/retail trade, and state and local government. The primary deposit market area also serves as a bedroom community for individuals employed in nearby Boston. Maintaining operations near a large metropolitan area serves as a benefit to the Bank in periods of economic growth, while at the same time fosters significant competition for financial services. Future growth opportunities for the Bank depend in part on national economic growth factors, the future economic growth in our primary deposit market area and the intensity of the competitive environment for financial services. The eastern Massachusetts and southern New Hampshire regions have similar characteristics as Essex County.

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

Lending Activities

Our principal lending activity has been the origination of first mortgage loans for the purchase or refinancing of one-to-four family residential real property. We have historically retained all loans that we originate, although we will occasionally enter into loan participations. The Company’s strategic plan includes a greater emphasis on developing commercial business activities, both deposit and lending customer relationships. We have been successful in executing this part of our strategic plan, as total commercial loans were 33.1% of total loans as of June 30, 2010, compared to 26.0% as of June 30, 2009. In accordance with the strategic plan initiative of the development of a mortgage banking operation, the Company sold $19.5 million in residential loans in the secondary market, generating $378,000 in non-interest income. We expect to have a greater emphasis in this activity in the future. One-to-four family residential real estate mortgage loans represented $74.4 million, or 41.9% of our total loan portfolio at June 30, 2010, compared to 49.7% as of June 30, 2009. We also offer construction loans, home equity loans and lines of credit and to a lesser extent, consumer loans. At June 30, 2010, construction loans totaled $26.4 million, or 14.9% of our loan portfolio and home equity loans and lines of credit totaled $17.3 million, or 9.7% of our loan portfolio. We also originate consumer loans that are not secured by real estate, including automobile loans, deposit account loans and unsecured personal loans. At June 30, 2010, such loans totaled $719,000, or 0.4% of our loan portfolio.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan as of the dates indicated.

	At June 30,
	2010		2009		2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Residential loans:
One-to-four family	$74,390	41.92%	$82,140	49.74%	$88,992	59.35%	$93,806	72.97%	$94,417	72.84%
Home equity loans
and lines of credit	17,251	9.72	16,592	10.05	11,565	7.71	10,304	8.01	10,614	8.19
Total residential mortgage loans	91,641	51.64	98,732	59.79	100,557	67.06	104,110	80.98	105,031	81.03

Commercial loans:
One-to-four family investment property	7,080	3.99	4,795	2.90	1,953	1.30	-	-	-	-
Multi-family real estate	14,085	7.94	8,226	4.98	3,601	2.40	975	0.76	-	-
Commercial real estate	26,535	14.95	21,525	13.04	17,380	11.59	13,581	10.56	11,891	9.17
Commercial business	11,010	6.21	8,364	5.06	5,595	3.73	2,157	1.68	1,473	1.14
Total commercial loans	58,710	33.09	42,910	25.98	28,529	19.02	16,713	13.00	13,364	10.31

Construction loans:
One-to-four family	15,873	8.95	13,327	8.07	11,210	7.47	2,589	2.01	9,411	7.26
Multi-family	7,161	4.03	2,786	1.69	7,293	4.86	2,833	2.20	-	-
Non-residential	3,329	1.88	7,042	4.26	1,883	1.26	1,565	1.22	1,179	0.91
Total construction loans	26,363	14.86	23,155	14.02	20,386	13.59	6,987	5.43	10,590	8.17

Consumer	719	0.41	353	0.21	498	0.33	763	0.59	630	0.49

Total loans	177,433	100.00%	165,150	100.00%	149,970	100.00%	128,573	100.00%	129,615	100.00%

Other items:
Net deferred loan costs	110		130		151		165		179
Allowance for loan losses	(1,676)		(1,455)		(1,212)		(1,079)		(1,016)

Total loans, net	$175,867		$163,825		$148,909		$127,659		$128,778

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at June 30, 2010. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	Residential				Commercial
			Home Equity Loans and		One-to-four family
	One-to-four family		Lines of Credit		investment property		Multi-family real estate		Commercial real estate		Commercial business
		Weighted		Weighted		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Due During the Years
Ending June 30,
2011	$640	6.18%	$2	6.25%	$1,897	5.35%	$25	5.00%	$1,196	6.60%	$1,522	5.69%
2012	210	7.28	53	4.33	407	6.00	1,600	7.00	2,523	7.79	27	5.50
2013	1,028	5.00	20	6.75	965	6.09	74	7.25	1,759	6.84	855	6.17
2014-2015	1,038	4.85	46	6.52	686	6.75	970	6.50	4,811	6.80	2,395	5.13
2016-2020	10,770	5.18	1,638	6.38	2,434	6.90	10,216	6.67	11,518	6.77	5,758	4.99
2021-2025	4,115	5.75	3,171	4.28	-	-	1,043	6.75	1,304	6.45	-	-
2026 and beyond	56,589	5.53	12,321	4.46	691	6.41	157	7.75	3,424	6.95	453	4.35

Total	$74,390	5.49%	$17,251	4.62%	$7,080	6.26%	$14,085	6.71%	$26,535	6.88%	$11,010	5.18%

	Construction

	One-to-four family		Multi-family		Non-residential		Consumer		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Due During the Years
Ending June 30,
2011	$10,095	7.11%	$5,088	7.25%	$2,534	6.80%	$127	14.16%	$23,126	6.85%
2012	4,279	7.01	2,073	6.88	-	-	69	8.61	11,241	7.12
2013	-	-	-	-	-	-	114	6.98	4,815	6.19
2014-2015	-	-	-	-	-	-	361	5.64	10,307	6.14
2016-2020	-	-	-	-	795	6.59	24	5.23	43,153	6.10
2021-2025	-	-	-	-	-	-	-	-	9,633	5.47
2026 and beyond	1,499	5.91	-	-	-	-	24	4.59	75,158	5.43

Total	$15,873	6.97%	$7,161	7.14%	$3,329	6.75%	$719	7.59%	$177,433	5.95%

The following table sets forth the scheduled repayments of fixed and adjustable-rate loans at June 30, 2010 that are contractually due after June 30, 2011.

	Due After June 30, 2011
	Fixed	Adjustable	Total
	(Dollars in thousands)

Residential:
One-to-four family	$43,207	$30,543	$73,750
Home equity loans and lines
lines of credit	3,266	13,983	17,249
Total residential mortgage loans	46,473	44,526	90,999

Commercial:
One-to-four family investment property	2,979	2,204	5,183
Multi-family real estate	3,977	10,083	14,060
Commercial real estate	12,793	12,546	25,339
Commercial business	2,623	6,865	9,488
Total commercial loans	22,372	31,698	54,070

Construction:
One-to-four family	4,279	1,499	5,778
Multi-family	2,073	-	2,073
Non-residential	-	795	795
Total construction	6,352	2,294	8,646

Consumer	592	-	592

Total loans	$75,789	$78,518	$154,307

One-to-four family Residential Loans. At June 30, 2010, $74.4 million, or 41.9% of our loan portfolio consisted of one-to-four family residential mortgage loans. The Company’s strategic plan includes the development of a mortgage banking operation, whereby the majority of fixed-rate, residential loan originations are sold, primarily on a servicing retained basis. The Company sold $19.5 million in residential mortgages during 2010, as we continued the development of our mortgage banking operation. One-to-four family mortgage loan originations are generally obtained from our outside and in-house loan representatives, from existing or past customers, through advertising, and through referrals from local real estate brokers and attorneys and are underwritten pursuant to the Bank’s policies and standards. Generally, one-to-four family residential mortgage loans are originated in amounts up to 80% of the lesser of the appraised value or purchase price of the property, with private mortgage insurance required on loans with a loan-to-value ratio in excess of 80%. Fixed-rate mortgage loans generally are originated for terms of 10, 15, 20, 25, 30 and 40 years. Generally, all fixed-rate residential mortgage loans are underwritten according to secondary market policies and procedures.

We also offer adjustable-rate mortgage loans for one-to-four family properties, primarily with an interest rate based on the one-year Constant Maturity Treasury Bill Index, which adjusts annually from the outset of the loan or which adjusts annually after a three-or five-year initial fixed-rate period. We originated $12.2 million of adjustable-rate one-to-four family residential loans during the fiscal year ended June 30, 2010, as compared to total originations of $39.3 million of one-to-four family residential loans during the same period, $20.8 million of which were originated for sale. Our adjustable-rate mortgage loans generally provide for maximum rate adjustments of 2% per adjustment, with a lifetime maximum adjustment up to 6%, regardless of the initial rate. Our adjustable-rate mortgage loans amortize over terms of up to 30 years. Generally, all adjustable-rate residential mortgage loans are underwritten according to secondary market policies and procedures.

Adjustable-rate mortgage loans decrease the risk associated with changes in market interest rates by periodically repricing, but involve other risks because, as interest rates increase, the underlying payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustments permitted by our loan documents and, therefore, the effectiveness of adjustable-rate mortgage loans may be limited during periods of rapidly rising interest rates. At June 30, 2010, $30.5 million, or 41.1% of our one-to-four family residential loans, had adjustable-rates of interest.

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

All residential mortgage loans that we originate include “due-on-sale” clauses, which give us the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid. Regulations limit the amount that a savings bank may lend relative to the appraised value of the real estate securing the loan, as determined by an appraisal of the property at the time the loan is originated. All borrowers are required to obtain title insurance for the benefit of the Bank. We also require homeowner’s insurance and fire and casualty insurance and, where circumstances warrant, flood insurance on properties securing real estate loans. Our loan policy provides that we will not originate loans secured by real estate that contains underground fuel storage tanks. At June 30, 2010, our largest residential mortgage loan had a principal balance of $1.3 million and was secured by a residence located in Salisbury, Massachusetts. This loan was performing in accordance with its repayment terms.

Home Equity Loans and Home Equity Lines of Credit. We also offer home equity loans and home equity lines of credit, both of which are secured by one-to-four family residences. At June 30, 2010, home equity loans and equity lines of credit totaled $17.3 million, or 9.7% of total loans. Additionally, at June 30, 2010, the unadvanced amounts of home equity lines of credit totaled $10.6 million. The underwriting standards utilized for home equity loans and equity lines of credit include a determination of the applicant’s credit history, an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan. The combined loan-to-value ratio for home equity loans and equity lines of credit is generally limited to 80%. Home equity loans are offered with fixed-rates of interest and with terms of up to 15 years. Our home equity lines of credit have adjustable-rates of interest that are generally equal to the prime rate, as reported in The Wall Street Journal, plus 1.00% with a floor rate of 5.00%.

Commercial Real Estate Loans. We originate commercial real estate loans, including commercial lines of credit, generally in our primary lending market area, that are secured by properties used for business purposes such as small office buildings or retail facilities, five or more unit apartment buildings and one-to-four family investment properties. At June 30, 2010, commercial real estate mortgage loans totaled $47.7 million, which amounted to 26.9% of total loans. Our real estate underwriting policies provide that such loans may be made in amounts of up to 80% of the appraised value of the property, provided such loan complies with our loans-to-one borrower limit for these types of loans. Our loans-to-one borrower limit is 15% of the Bank’s unimpaired capital, which, at June 30, 2010 was $2.8 million. Our commercial real estate loans may be made with terms of up to 10 years with an amortization of 25 years and are offered with interest rates that are fixed or adjust periodically and are generally indexed to Federal Home Loan Bank of Boston advance rates. In reaching a decision on whether to make a commercial real estate loan, we consider the net operating income of the property, the borrower’s expertise and credit history, and the profitability of the underlying business and the value of the underlying property. In addition, with respect to real estate rental properties, we will also consider the term of the lease and the quality of the tenants. We generally require that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.25 times. Environmental surveys are generally required for commercial real estate loans. Generally, commercial real estate loans made to corporations, partnerships and other business entities require the principals to execute the loan agreements in their individual capacity, as well as signing on behalf of such business entity.

A commercial borrower’s financial information is monitored on an ongoing basis by requiring periodic financial statement updates, payment history reviews and periodic face-to-face meetings with the borrower. We require commercial borrowers to provide annually updated financial statements and federal tax returns. These requirements also apply to the individual principals of our commercial borrowers. We also require borrowers with rental investment property to provide an annual report of income and expenses for the property, including a tenant list and copies of leases, as applicable. The largest commercial real estate loan in our portfolio at June 30, 2010 was a $2.2 million loan collateralized by commercial property located in Lawrence, Massachusetts. This loan was performing according to its terms at June 30, 2010.

Loans secured by commercial real estate, including multi-family and one-to-four family investment properties, generally involve larger principal amounts and a greater degree of risk than one-to-four family residential mortgage loans. Because payments on loans secured by commercial real estate, including multi-family and one-to-four family investment properties, are often dependent on successful operation or management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy.

Commercial Business Loans.  At June 30, 2010, we had $11.0 million in commercial business loans, which amounted to 6.2% of total loans. We make commercial business loans in our primary market area to a variety of professionals, sole proprietorships and small businesses. Commercial lending products include term loans and revolving lines of credit. The maximum amount of a commercial business loan is limited by our loans-to-one-borrower limit. Our loans-to-one borrower limit is 15% of the Bank’s unimpaired capital, which at June 30, 2010, was $2.8 million. Such loans are generally used for short and long-term working capital purposes such as purchasing inventory, equipment or furniture. Commercial business loans are made with either adjustable or fixed-rates of interest and fixed maturity or lines of credit. Variable rates are generally based on the prime rate, as published in The Wall Street Journal, plus a margin. Fixed-rate commercial business loans are set either at a margin above the Federal Home Loan Bank of Boston comparable advance rate or the prime rate swap curve. When making commercial business loans, we consider the financial statements of the borrower, our lending history with the borrower, the debt service capabilities of the borrower, the projected cash flows of the business and the value of the collateral, if applicable. Commercial business loans are generally secured by a variety of collateral, primarily accounts receivable, inventory and equipment, and we also require the business principals to execute such loans in their individual capacities. Depending on the amount of the loan and the collateral used to secure the loan, commercial business loans are made in amounts of up to 80% of the value of the collateral securing the loan. Commercial business loans generally have greater credit risk than residential mortgage loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans generally are made on the basis of the borrower’s ability to repay the loan from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may depend substantially on the success of the business itself. Further, any collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value. We seek to minimize these risks through our underwriting standards. At June 30, 2010, our largest outstanding commercial business loan was for $999,000 and was secured by business assets located in Rowley, Massachusetts. This loan was performing according to its terms at June 30, 2010.

Construction Loans. We originate construction loans for the development of one-to-four family residential properties located in our primary lending market area to experienced local developers and to individuals for the construction of their personal residences. At June 30, 2010, one-to-four family residential construction loans amounted to $15.9 million, or 8.9% of total loans. At June 30, 2010, the unadvanced portion of these residential construction loans totaled $3.7 million.

Our residential construction loans generally provide for the payment of interest only during the construction phase, which is usually 12 months. Residential construction loans can be made with a maximum loan-to-value ratio of 90%, provided that the borrower obtains private mortgage insurance on the loan if the loan balance exceeds 80% of the appraised value or sales price, whichever is less, of the secured property. Before making a commitment to fund a residential construction loan, we require an appraisal on the property by an independent licensed appraiser. We also review and inspect each property before disbursement of funds during the term of the construction loan. Loan proceeds are disbursed after inspection based on the percentage of completion method. At June 30, 2010, the largest outstanding residential construction loan commitment was for $1.2 million for the construction of a residential condominium located in Boston, Massachusetts, all of which was outstanding. This loan was performing according to its terms at June 30, 2010.

We also make construction loans for commercial development projects properties located in our primary lending market area. The projects include multi-family, apartment, retail and office buildings, and strip malls. These loans generally have an interest-only phase during construction and are generally set at a fixed-rate. Disbursement of funds is at our sole discretion and is based on independent 3rd party inspections of the progress of construction. The maximum loan-to-value ratio limit applicable to these loans is generally 80%. At June 30, 2010, construction loans collateralized by commercial properties totaled $3.3 million, or 1.9% of total loans and construction loans collateralized by multi-family properties totaled $7.2 million, or 4.0% of total loans. The unadvanced portion of these construction loans totaled $2.0 million at June 30, 2010. At June 30, 2010, the largest non-residential construction loan commitment was for $2.4 million located in Boston, Massachusetts, $1.0 million of which was outstanding. This loan was performing according to its terms at June 30, 2010.

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

The maximum amount of a construction loan is limited by our loans-to-one-borrower limit. Our loans-to-one borrower limit is 15% of the Bank’s unimpaired capital, which at June 30, 2010, was $2.8 million.

Consumer Loans. We offer consumer loans to customers residing in our primary lending market area with acceptable credit ratings. Our consumer loans generally consist of loans on new and used automobiles, loans secured by deposit accounts and unsecured personal loans. Consumer loans totaled $719,000, or 0.4% of our total loan portfolio at June 30, 2010.

Origination, Participation and Servicing of Loans.  Lending activities are conducted primarily by our loan personnel operating at our main and branch office locations. All loans originated by us are underwritten pursuant to our policies and procedures. We originate both adjustable-rate and fixed-rate loans. Our ability to originate fixed or adjustable-rate loans is dependent upon the relative customer demand for such loans, which is affected by the current and expected future levels of market interest rates. From time to time, we will participate in loans, sometimes as the “lead lender”. Whether we are the lead lender or not, we underwrite our participation portion of the loan according to our own underwriting criteria and procedures. At June 30, 2010, we had $7.3 million in loan participation interests in which we were the lead bank and $2.9 million in loan participation interests in which we were the participating bank.

Historically, we have generally retained in our portfolio and serviced all loans that we originated. However, in accordance with our strategic plan, we began selling residential mortgage loans in the secondary market. It is expected that a portion of future residential loan originations may be sold on a servicing released or servicing retained basis. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. During the fiscal year ended June 30, 2010, we originated $35.0 million of fixed-rate and adjustable-rate one-to-four family loans, $15.4 million of which were retained by us.

The following table shows our loan originations and repayment activities for the fiscal years indicated.

	Year Ended June 30,
	2010	2009	2008	2007	2006
	(Dollars in thousands)

Total loans at beginning of year	$165,150	$149,970	$128,573	$129,615	$115,526
Loans originated:
Residential mortgage loans	39,324	31,525	14,878	9,779	31,330
Commercial loans	15,472	20,053	17,392	6,780	4,835
Construction loans	31,115	21,390	20,130	7,075	7,217
Consumer	526	125	216	625	619

Total loans originated	86,437	73,093	52,616	24,259	44,001

Deduct:
Principal repayments	(53,115)	(45,898)	(31,219)	(25,301)	(29,912)
Loan sales	(19,480)	(11,746)	-	-	-
Loans held for sale	(1,559)	(269)	-	-	-

Net loan activity	12,283	15,180	21,397	(1,042)	14,089

Total loans at end of year	$177,433	$165,150	$149,970	$128,573	$129,615

Loan Approval Procedures and Authority.  The Bank’s lending activities follow written, non-discriminatory underwriting standards and loan origination procedures established by the Bank’s Board of Directors. The loan approval process is intended to assess the borrower’s ability to repay the loan, the viability of the loan, and the adequacy of the value of the collateral that will secure the loan. To assess the borrower’s ability to repay, we review the employment and credit history and information on the historical and projected income and expenses of borrowers.

The Bank’s policies and loan approval limits are established by the Board of Directors. The Board of Directors has designated certain individuals of the Bank (ranging from senior management to senior loan underwriter) (the “Designated Individuals”) to consider and approve loans within their designated authority. Loans in amounts above the authorized limits of the Designated Individuals and loans outside of the designated authority of the Designated Individuals require the approval of the Bank’s Loan Committee. The Loan Committee consists of two non-employee directors and three employees of the Bank. All loans, which are approved by the Designated Individuals, are reviewed and ratified by the Loan Committee and the full Board of Directors of the Bank.

With regard to the lending authority of the Designated Individuals, the Bank’s President and Chief Executive Officer, Senior Vice President and Chief Loan Officer and Senior Vice President and Senior Loan Officer each possess individual authority to approve all residential types of credit in amounts up to $750,000. Any two of these three Designated Individuals may also approve all residential types of credits in amounts up to $1.0 million on a combined basis. With regard to commercial lending authority of the Designated Individuals, the Bank’s President and Chief Executive Officer and Senior Vice President and Chief Loan Officer each possess individual authority to approve all commercial types of credit in amounts up to $750,000 and the Senior Vice President and Senior Loan Officer possesses individual authority to approve all commercial types of credit in amounts up to $500,000. The Bank’s President and Chief Executive Officer and Senior Vice President and Chief Loan Officer may also approve all commercial types of credits in amounts up to $1.0 million on a combined basis. The Bank’s senior loan underwriter possesses individual authority to approve one-to-four family mortgage loans that meet the eligibility requirements for sale to Fannie Mae on the secondary mortgage market.

We typically require appraisals of all real property securing loans. Appraisals are performed by independent licensed appraisers. All appraisers are approved by the Board of Directors annually. We require fire and extended coverage insurance in amounts at least equal to the principal amount of the loan.

Non-performing and Problem Assets

The Bank commences collection efforts when a loan becomes ten days past due with system generated reminder notices. Subsequent late charge and delinquent notices are issued and the account is monitored on a regular basis thereafter. Personal, direct contact with the borrower is attempted early in the collection process as a courtesy reminder and later to determine the reason for the delinquency and to safeguard the Bank’s collateral. When a loan is more than 60 days past due, the credit file is reviewed and, if deemed necessary, information is updated or confirmed and collateral re-evaluated. We make every effort to contact the borrower and develop a plan of repayment to cure the delinquency. All loans 30 days past due are reported to the Loan Committee and the Board of Directors. Upon direction of the Loan Committee, if no repayment plan is in process, the file is referred to counsel for the commencement of foreclosure or other collection efforts.

Loans are generally placed on non-accrual status when they are 90 days or more delinquent, unless the credit is well secured and in process of collection. When loans are placed on a non-accrual status, unpaid accrued interest is fully reserved, and further income is recognized only to the extent cash payments are received.

Non-performing Loans. At June 30, 2010, $370,000, or 0.21%, of our total loans were non-performing loans. These loans consisted of six loans to five individual borrowers. $352,000 of the loans are secured by real estate and $18,000 of the loans are unsecured. Included in the non-performing loan total at June 30, 2010 was one loan totaling $210,000 that has been restructured. The restructured loan matured in May 2010. As of June 30, 2010 the borrower was continuing to perform in accordance with the restructured terms of the matured loan, while the Bank was in the process of rewriting the loan.

Non-performing Assets.  The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. Delinquent loans that are 90 days or more past due are generally considered non-performing assets.

	At June 30,
	2010	2009	2008	2007	2006
	(Dollars in thousands)

Non-accrual loans:
Residential mortgage loans	$142	$671	$555	$564	$519
Commercial loans	-	-	-	-	321
Construction loans	-	66	612	-	-
Consumer	18	-	-	1	-

Total non-accrual loans	160	737	1,167	565	840

Loans greater than 90 days delinquent
and still accruing:
Residential mortgage loans	-	-	-	-	50
Commercial loans	-	-	-	-	-
Construction loans	-	-	-	-	-
Consumer	-	-	-	-	10

Total loans 90 days and still accruing	-	-	-	-	60

Restructured loans	210	-	219	1,701	226

Total non-performing loans	370	737	1,386	2,266	1,126

Other real estate owned	66	-	-	-	-

Total non-performing assets	$436	$737	$1,386	$2,266	$1,126

Ratios:
Non-performing loans to total loans	0.21%	0.45%	0.92%	1.76%	0.87%
Non-performing assets to total assets	0.21%	0.37%	0.75%	1.37%	0.67%

At June 30, 2010, non-accrual loans totaled $160,000. For the fiscal year ended June 30, 2010, gross interest income that would have been recorded had these non-accruing loans been current in accordance with their original terms amounted to $9,000. Interest income recognized on all non-performing loans for the fiscal year ended June 30, 2010 was $17,000.

Delinquent Loans. The following table sets forth the number and amount of delinquent loans by type at the dates indicated.

	Loans Delinquent For
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)

At June 30, 2010
Residential mortgage loans	2	$38	3	$142	5	$180
Commercial loans	1	937	-	-	1	937
Construction loans	-	-	-	-	-	-
Consumer	-	-	2	18	2	18

Total	3	$975	5	$160	8	$1,135

At June 30, 2009
Residential mortgage loans	2	$108	2	$514	4	$622
Commercial loans	-	-	-	-	-	-
Construction loans	-	-	1	66	1	66
Consumer	2	2	-	-	2	2

Total	4	$110	3	$580	7	$690

At June 30, 2008
Residential mortgage loans	3	$273	4	$555	7	$828
Commercial loans	-	-	-	-	-	-
Construction loans	-	-	1	612	1	612
Consumer	-	-	-	-	-	-

Total	3	$273	5	$1,167	8	$1,440

At June 30, 2007
Residential mortgage loans	1	$75	2	$564	3	$639
Commercial loans	-	-	-	-	-	-
Construction loans	-	-	-	-	-	-
Consumer	-	-	1	1	1	1

Total	1	$75	3	$565	4	$640

At June 30, 2006
Residential mortgage loans	2	$270	2	$569	4	$839
Commercial loans	1	2	1	321	2	323
Construction loans	-	-	-	-	-	-
Consumer	-	-	1	10	1	10

Total	3	$272	4	$900	7	$1,172

Potential problem loans are loans that are currently performing and are not included in non-accrual loans above, but may be delinquent. These loans require an increased level of management attention, because we have serious doubts as to the ability of the borrower to comply with the present loan repayment terms and as a result may be included at a later date in non-accrual loans. At June 30, 2010, $5.4 million, or 3.0% of total loans, had been identified as potential problem loans, of which one loan totaling $937,000 was delinquent.

Classified Assets. OTS regulations provide that loans and other assets of lesser quality should be classified as “substandard”, “doubtful” or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that we will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. We classify an asset as “special mention” if the asset has a potential weakness that warrants management’s close attention.

On the basis of management’s review of our assets, at June 30, 2010, we had classified $5.4 million of our assets as special mention, which consisted of six loans to six separate borrowers. At June 30, 2010, we had classified $210,000 of our assets as substandard, which consisted of one loan, which has been restructured. At June 30, 2010, we had classified $160,000 of our assets as doubtful, which were reserved for at 54% and were on non-accrual status. At June 30, 2010, we had no loans classified as loss. The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations. Not all classified assets constitute non-performing assets.

Allowance for Loan Losses. The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of known and inherent risks in the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired. For such loans that are classified as impaired, an allowance is established when the discounted cash flows or the fair value of the existing collateral of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component may be maintained to cover uncertainties that could affect management’s estimate of probable losses.

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

The Bank periodically may agree to modify the contractual terms of loans. When a loan is modified and a concession is made to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring ("TDR").  All TDRs are initially classified as impaired.

Allowance for Loan Losses.  The following table sets forth activity in our allowance for loan losses for the fiscal years indicated.

	Year Ended June 30,
	2010	2009	2008	2007	2006
	(Dollars in thousands)

Balance at beginning of year	$1,455	$1,212	$1,079	$1,016	$882

Charge-offs:
Residential mortgage loans	73	-	50	31	-
Commercial loans	62	-	-	12	-
Construction loans	-	-	-	-	-
Consumer	20	15	10	19	8

Total charge-offs	155	15	60	62	8

Recoveries:
Residential mortgage loans	12	7	40	10	23
Commercial loans	-	-	-	1	8
Construction loans	-	-	-	-	-
Consumer	3	3	1	9	3

Total recoveries	15	10	41	20	34

Net (charge-offs) recoveries	(140)	(5)	(19)	(42)	26
Provision for loan losses	361	248	152	105	108

Balance at end of year	$1,676	$1,455	$1,212	$1,079	$1,016

Ratios:
Net (charge-offs) recoveries to average
loans outstanding	-0.08%	-%	-0.01%	-0.03%	0.02%
Allowance for loan losses to
non-performing loans at end of year	452.97%	197.42%	87.45%	47.62%	90.23%
Allowance for loan losses to
total loans at end of year	0.94%	0.88%	0.81%	0.84%	0.78%

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

	At June 30,
	2010		2009		2008		2007		2006
		Percent of		Percent of		Percent of		Percent of		Percent of
	Allowance	Loans in Each	Allowance	Loans in Each	Allowance	Loans in Each	Allowance	Loans in Each	Allowance	Loans in Each
	for	Category to	for	Category to	for	Category to	for	Category to	for	Category to
	Loan Losses	Total Loans	Loan Losses	Total Loans	Loan Losses	Total Loans	Loan Losses	Total Loans	Loan Losses	Total Loans
	(Dollars in thousands)

Residential loans:
One-to-four family	$256	41.92%	$275	49.74%	$177	59.35%	$281	72.97%	$313	72.84%
Home equity loans
and lines of credit	345	9.72	384	10.05	261	7.71	180	8.01	144	8.19
Total residential mortgage loans	601	51.64	659	59.79	438	67.06	461	80.98	457	81.03

Commercial loans:
One-to-four family investment property	47	3.99	24	2.90	27	1.30	-	-	-	-
Multi-family real estate	106	7.94	62	4.98	50	2.40	26	0.76	-	-
Commercial real estate	414	14.95	326	13.04	244	11.59	360	10.56	356	9.17
Commercial business	269	6.21	136	5.06	93	3.73	55	1.68	32	1.14
Total commercial loans	836	33.09	548	25.98	414	19.02	441	13.00	388	10.31

Construction loans:
One-to-four family	85	8.95	96	8.07	188	7.47	43	2.01	130	7.26
Multi-family	66	4.03	27	1.69	125	4.86	71	2.20	-	-
Non-residential	55	1.88	116	4.26	36	1.26	39	1.22	18	0.91
Total construction loans	206	14.86	239	14.02	349	13.59	153	5.43	148	8.17

Consumer	33	0.41	9	0.21	11	0.33	24	0.59	23	0.49

Total	$1,676	100.00%	$1,455	100.00%	$1,212	100.00%	$1,079	100.00%	$1,016	100.00%

Management establishes provisions for loan losses, which are charged to operations, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses quarterly, management analyzes several qualitative loan portfolio risk factors including, but not limited to, charge-off history, changes in management or underwriting policies, current economic conditions, delinquency statistics, geographic and industry concentrations, the adequacy of the underlying collateral, the financial strength of the borrower and results of internal and external loan reviews. During the year ended June 30, 2010, the Company revised its methodology to identify more categories which have increased risk based on their specific loan type or adverse ratings. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

Historically, our loan portfolio has primarily consisted of one-to-four family residential mortgage loans. The composition of our loan portfolio has gradually changed in recent years to include more one-to-four family residential investment properties, multi-family, commercial real estate and commercial business loans. In addition, our current strategic plan calls for increases in these loans. Management’s evaluation of the allowance for loan losses, the composition of the loan portfolio and increased risk associated with multi-family, commercial real estate and commercial business loans (because they present larger non-homogeneous credits and because they may be more sensitive to changes in economic conditions) may result in larger additions to the allowance for loan losses in future periods.

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

Investments

The Investment Policy is reviewed annually by management and any changes to the policy are recommended to and are subject to the approval of our Board of Directors. Authority to make investments under the approved Investment Policy guidelines is delegated to appropriate officers. While general investment strategies are developed by the Asset/Liability Committee and authorized by the Board of Directors, the execution of specific actions rests with our President and Chief Executive Officer or our Chief Financial Officer, who may act individually or jointly. Our President and Chief Executive Officer and Chief Financial Officer are both responsible for ensuring that the guidelines and requirements included in the Investment Policy are followed and that all securities are considered prudent for investment. Each of these individuals is authorized to execute investment transactions (purchases and sales) up to $2.0 million per transaction without the prior approval of the Executive Committee and within the scope of the established Investment Policy. Each transaction in excess of $2.0 million must receive prior approval of the Executive Committee. All investment transactions are reviewed at regularly scheduled meetings of the Board of Directors. The Executive Committee is comprised of our Chairman and four other non-employee directors.

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

Our investment portfolio at June 30, 2010, at amortized cost, included $5.0 million in government-sponsored enterprise obligations. We also invest in residential mortgage-backed securities, all of which are guaranteed by United States Government agencies and government-sponsored enterprise obligations. At June 30, 2010, the amortized cost of our residential mortgage-backed securities portfolio totaled $9.3 million, or 4.4% of total assets, and included $8.1 million in fixed-rate and $1.2 million in adjustable-rate securities guaranteed by Fannie Mae or Freddie Mac. Securities are classified as held-to-maturity or available-for-sale at the date of purchase. At June 30, 2010, we owned $3.1 million in Federal Home Loan Bank of Boston stock. As a member of Federal Home Loan Bank of Boston, we are required to purchase stock in the Federal Home Loan Bank of Boston, an amount of which is based on our level of outstanding advances.

The following table sets forth the amortized cost and fair value of our securities portfolio at the dates indicated.

	At June 30,
	2010		2009		2008
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(In thousands)
Securities available for sale
Government-sponsored enterprise obligations	$5,000	$5,019	$1,500	$1,498	$4,500	$4,491
Residential mortgage-backed securities	5,627	5,906	7,819	8,030	8,233	8,212

Total securities
available for sale	$10,627	$10,925	$9,319	$9,528	$12,733	$12,703

Securities held to maturity

Residential mortgage-backed securities	$3,718	$3,927	$4,959	$5,101	$6,274	$6,236

Portfolio Maturities and Yields.  The composition and maturities of the investment securities portfolio at June 30, 2010 are summarized in the following table. Maturities are based on the final contractual payment dates and do not reflect the impact of prepayments or early redemptions that may occur.

			More than One Year		More than Five Years
	One Year or Less		through Five Years		through Ten Years		More than Ten Years		Total Securities
		Weighted		Weighted		Weighted		Weighted			Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized		Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Fair Value	Yield
	(Dollars in thousands)
Securities available for sale

Government-sponsored
enterprise obligations	$-	-%	$1,500	1.96%	$2,500	3.85%	$1,000	4.00%	$5,000	$5,019	3.31%
Residential mortgage-backed
securities	570	3.50	1,604	4.20	742	5.22	2,711	4.63	5,627	5,906	4.47

Total securities
available for sale	$570	3.50%	$3,104	2.93%	$3,242	4.90%	$3,711	4.70%	$10,627	$10,925	3.93%

Securities held to maturity

Residential mortgage-backed
securities	$2	6.03%	$1,083	4.01%	$145	5.60%	$2,488	4.26%	$3,718	$3,927	4.24%

Sources of Funds

General.  Deposits have traditionally been the primary source of funds for use in lending and investment activities. We also use borrowings, primarily Federal Home Loan Bank of Boston advances and to a lesser extent brokered deposits, to supplement cash flow needs, lengthen the maturities of liabilities for interest rate risk purposes and to manage the cost of funds. In addition, funds are derived from scheduled loan payments, investment maturities, loan prepayments, retained earnings and income on earning assets. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition.

Deposits.  Our deposits are generated primarily from residents within our primary deposit market area, as 89.9% of total deposits at June 30, 2010, were from the Essex County market. The Company’s strategic plan includes a greater emphasis on developing commercial business activities, both deposit and lending customer relationships. We offer a selection of deposit accounts, including demand accounts, NOW accounts, money market accounts, savings accounts and certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. We have used brokered deposits in the past and it is anticipated that their future use could increase. At of June 30, 2010, brokered deposits totaled $699,000.

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

The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition. The variety of deposit accounts offered allows us to be competitive in obtaining funds and responding to changes in consumer demand. Based on experience, we believe that our deposits are relatively stable. However, the ability to attract and maintain deposits and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions. At June 30, 2010, $55.1 million, or 37.4% of our deposit accounts were certificates of deposit, of which $29.3 million had maturities of one year or less.

The following table sets forth the distribution of total deposits by account type and related weighted average rates, at the dates indicated.

	At June 30,
	2010			2009			2008
			Weighted			Weighted			Weighted
			Average			Average			Average
	Balance	Percent	Rate	Balance	Percent	Rate	Balance	Percent	Rate
	(Dollars in thousands)
Deposit type
Demand deposits	$15,432	10.48%	-%	$15,727	11.14%	-%	$14,501	13.64%	-%
NOW deposits	13,540	9.19	0.74	11,909	8.44	0.05	10,057	9.46	0.14
Money market deposits	50,877	34.54	1.31	45,949	32.56	1.53	33,524	31.54	2.29
Regular and other savings	12,308	8.36	0.24	11,041	7.82	0.12	10,498	9.88	0.11
Total non-certificate accounts	92,157	62.57		84,626	59.96		68,580	64.52

Certificates of deposit	55,129	37.43	2.47	56,500	40.04	3.39	37,712	35.48	3.72

Total deposits	$147,286	100.00%	1.47%	$141,126	100.00%	1.87%	$106,292	100.00%	2.07%

The following table sets forth the deposit activities for the fiscal years indicated.

	Years Ended June 30,
	2010	2009	2008
	(In thousands)

Beginning balance	$141,126	$106,292	$97,956
Net increase (decrease) in deposits
before interest credited	3,958	32,224	5,675
Interest credited	2,202	2,610	2,661
Net increase in deposits	6,160	34,834	8,336
Ending balance	$147,286	$141,126	$106,292

As of June 30, 2010, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was $27.0 million. The following table indicates the amount of those certificates of deposit as of June 30, 2010 by time remaining until maturity.

At
June 30, 2010
(In thousands)
Three months or less	$2,587
Over three months through six months	9,261
Over six months through one year	3,444
Over one year to three years	9,995
Over three years	1,701

Total	$26,988

The following table presents, by rate category, our certificate of deposit accounts as of the dates indicated.

	At June 30,
	2010	2009	2008
	(In thousands)
Interest Rate
Less than 2%	$18,071	$5,477	$1,894
2.00%-2.99%	21,387	9,149	10,399
3.00%-3.99%	14,449	36,216	9,817
4.00%-4.99%	698	4,715	10,366
5.00%-5.99%	524	943	4,848
6.00%-6.99%	-	-	388

Total	$55,129	$56,500	$37,712

The following table sets forth the amount and maturities of certificate of deposits at June 30, 2010.

	June 30,	June 30,	June 30,	June 30,	After June 30,
	2011	2012	2013	2014	2014	Total
	(In thousands)
Interest Rate
Less than 2%	$10,884	$6,806	$193	$92	$96	$18,071
2.00%-2.99%	15,380	2,187	1,291	1,556	973	21,387
3.00%-3.99%	2,357	11,414	560	118	-	14,449
4.00%-4.99%	171	227	34	266	-	698
5.00%-5.99%	524	-	-	-	-	524

Total	$29,316	$20,634	$2,078	$2,032	$1,069	$55,129

Borrowings.  Our borrowings consist primarily of advances from the Federal Home Loan Bank of Boston. As of June 30, 2010, we had Federal Home Loan Bank of Boston advances in the amount of $43.0 million, which represented 22.2% of total liabilities with a weighted average maturity of 2.36 years. The Bank can currently borrow up to approximately $53.5 million from the Federal Home Loan Bank of Boston through its membership.

The following table sets forth information concerning balances and interest rates on our Federal Home Loan Bank of Boston advances at the dates and for the periods indicated.

	At or For the Years ended June 30,
	2010	2009	2008	2010	2009	2008
	Long -Term Borrowings			Short -Term Borrowings (1)
	(Dollars in thousands)

Balance at end of year	$35,711	$40,268	$45,321	$7,250	$-	$14,000
Average balance during year	36,305	46,413	42,325	5,285	5,297	8,737
Maximum outstanding at any month end	39,263	50,558	47,839	12,700	10,650	14,000
Weighted average rate at end of year	3.73%	4.19%	4.45%	0.26%	-%	2.30%
Average interest rate during year	4.03%	4.28%	4.70%	0.26%	2.08%	4.35%

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

Subsidiary Activities

Georgetown Securities Corporation is a wholly owned subsidiary of the Bank established in 1995 as a Massachusetts securities corporation for the purpose of buying, selling and holding securities on its own behalf. The income earned on Georgetown Securities Corporation’s securities is subject to a significantly lower rate of state tax than that assessed on income earned on securities maintained at the Bank. At June 30, 2010, Georgetown Securities Corporation had total assets of $17.0 million, all of which were in securities and cash to be invested.

Expense and Tax Allocation

The Bank has entered into an agreement with the Company and Georgetown Bancorp, MHC to provide them with certain administrative support services for compensation not less than the fair market value of the services provided. In addition, the Bank and the Company have entered into an agreement to establish a method for allocating and for reimbursing the payment of their consolidated tax liability.

Personnel

As of June 30, 2010, we had 41 full-time employees and five part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good relations with our employees.

FEDERAL AND STATE TAXATION

Federal Taxation

General.  The Company and the Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The Bank’s federal tax returns are not currently under audit, and have not been audited during the past five years. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to the Company or the Bank.

Method of Accounting.  For federal income tax purposes, the Company currently reports its income and expenses on the accrual method of accounting and uses a tax year ending June 30 for filing its federal and state income tax returns.

Bad Debt Reserves.  The Bank is permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions can, within specified formula limits, be deducted in arriving at our taxable income. Pursuant to the Small Business Protection Act of 1996 (the “1996 Act”), savings institutions were required to recapture any excess reserves over those established as of October 31, 1988 (base year reserve).

Taxable Distributions and Recapture.  Prior to the 1996 Act, bad debt reserves created prior to November 1, 1988 were subject to recapture into taxable income should the Bank fail to meet certain thrift asset and definitional tests. Federal legislation has eliminated these thrift related recapture rules.

At June 30, 2010, our total federal pre-1988 base year reserve was $723,000. However, under current law, pre-1988 base year reserves remain subject to recapture should the Bank make certain non-dividend distributions, repurchase any of its stock, pay dividends in excess of tax earnings and profits, or cease to maintain a bank charter.

Alternative Minimum Tax.  The Internal Revenue Code of 1986, as amended (the “Code”) imposes an alternative minimum tax (“AMT”) at a rate of 20% on a base of regular taxable income plus certain tax preferences (“alternative minimum taxable income” or “AMTI”). The AMT is payable to the extent such AMTI is in excess of an exemption amount and the AMT exceeds the regular income tax. Net operating losses can offset no more than 90% of AMTI. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. The Bank was subject to the alternative minimum tax for the year ended June 30, 2009 and had $52,000 available as credit for carryover. This credit was utilized in the year ended June 30, 2010.

Net Operating Loss Carryovers.  A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At June 30, 2010, the Bank had no net operating loss carryforwards for federal income tax purposes.

Capital Loss Carryovers. A financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. At June 30, 2010, the Bank had a $51,000 capital loss carryforward for federal income tax purposes, which expires on June 30, 2011. Management has established a valuation reserve of $17,000 for the entire amount of the deferred tax asset associated with the capital loss carryforward.

Corporate Dividends-Received Deduction.  The Company may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations. The corporate dividends-received deduction is 80% in the case of dividends received from corporations with which a corporate recipient does not file a consolidated tax return, and corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct only 70% of dividends received or accrued on their behalf.

State Taxation

For Massachusetts income tax purposes, a consolidated tax return cannot be filed for tax years beginning before January 1, 2009. Instead, the Company, the Bank, and the Bank’s subsidiary, Georgetown Securities Corporation filed separate annual income tax returns. For tax years beginning after December 31, 2008, the Company and the Bank will be required to file a combined return pursuant to a Massachusetts law change enacted in July 2008, unless Georgetown Bancorp Inc. elects security corporation status. The state tax returns of Georgetown Bancorp, Inc, the Bank, as well as Georgetown Securities Corporation, are not currently under audit, and have not been audited during the past five years.

The Bank files Massachusetts Financial Institution income tax returns and was subject to an annual Massachusetts tax at a rate of 10.50% of its net income for the years ending June 30, 2010 and 2009. Massachusetts net income is defined as gross income from all sources without any exclusions, less the following deductions: all deductions (but not credits) which are allowable under the Code except for those deductions under the Code relating to (1) dividends received, (2) losses sustained in other taxable years, and (3) income or franchise taxes imposed by any state in the United States or a political subdivision.

The Company is required to file a Massachusetts income tax return and is generally subject to a state income tax rate that is the same rate as the tax rate for financial institutions in Massachusetts. However, if the Company meets certain requirements, it may be eligible to be taxed as a Massachusetts securities corporation. Bank holding companies that are so classified are subject to a state tax rate of 0.33% of their gross income. As of June 30, 2010, the Company has not applied for security corporation status, as there is an immaterial amount of state taxable income.

Georgetown Securities Corporation is taxed as a Massachusetts securities corporation, and is subject to a state tax rate of 1.32% of its gross income.

On July 3, 2008, Massachusetts Governor Patrick signed into law a bill entitled “An Act Relative to Tax Fairness and Business Competitiveness”. Among the provisions of this Act is a reduction of the financial institution tax rate from the current 10.5% to 10.0% for years beginning in 2010, 9.5% for years beginning in 2011, and 9.0% for years beginning in 2012 and thereafter. Therefore, the tax rate used to compute the deferred tax asset was reduced for the year ending June 30, 2009, which resulted in a reduction in the net deferred tax asset of $15,000.

Another provision of the bill signed in 2008 was a requirement that corporations engaged in a unitary business file a combined return for years beginning in 2009 and thereafter.  A unitary business is a group of two or more corporations under common ownership (50% or more) that are interdependent, integrated, or interrelated through their activities.  Therefore, Georgetown Bancorp, MHC, the Company, and the Bank will file a combined return for the year ending June 30, 2010 and future years.  Security corporations are specifically exempted from the combined reporting requirement.

SUPERVISION AND REGULATION

General

As savings and loan holding companies, Georgetown Bancorp, MHC and the Company are required by federal law to report to, and otherwise comply with the rules and regulations of, the OTS.  As a result of the Dodd-Frank Act, the powers and duties of the OTS with respect to savings and loan and mutual holding companies will be transferred to the Federal Reserve Board within one year of the date of the legislation, unless extended by up to six months.  At that time, we will be subject to the rules and regulations, as well as supervision, of the Federal Reserve Board.

The Bank is examined, regulated and supervised by the OTS and is subject to examination by the FDIC.  As a result of the Dodd-Frank Act, the powers and duties of the OTS with respect to savings banks such as the Bank, will be transferred to the Office of the Comptroller of the Currency.  This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the FDIC’s deposit insurance fund, the banking system and depositors.  Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates.  Following completion of its examination, the federal agency critiques the institution’s operations and assigns its rating (known as an institution’s CAMELS rating).  Under federal law, an institution may not disclose its CAMELS rating to the public.  The Bank also is a member of and owns stock in the Federal Home Loan Bank of Boston, which is one of the twelve regional banks in the Federal Home Loan Bank System.  The Bank also is currently regulated to a lesser extent by the Federal Reserve Board governing reserves to be maintained against deposits and other matters.  The OTS examines the Bank and prepares reports for the consideration of its board of directors on any operating deficiencies.  The Bank’s relationship with its depositors and borrowers also is regulated to a great extent by federal law and, to a much lesser extent, state law, especially in matters concerning the ownership of deposit accounts and the form and content of the Bank’s mortgage documents.

The Dodd-Frank Act and the extensive new regulations implementing the Act, will significantly affect our business and operating results, and any future laws or regulations, whether enacted by Congress or implemented by the FDIC, the Comptroller of the Currency or the Federal Reserve Board, could have a material adverse impact on Georgetown Bancorp, MHC, the Company and the Bank.

Set forth below is a brief description of certain regulatory requirements applicable to Georgetown Bancorp, MHC, the Company and the Bank.  The description below is limited to certain material aspects of the statutes and regulations addressed, and is not intended to be a complete description of such statutes and regulations and their effects on the Company and the Bank.

New Federal Legislation

The recently enacted Dodd-Frank Act will significantly change the current bank regulatory structure and affect the lending, investment, trading and operating activities of financial institutions and their holding companies.  The Dodd-Frank Act will eliminate our current primary federal regulator, the OTS, and require the Bank to be regulated by the Office of the Comptroller of the Currency (the primary federal regulator for national banks). The Dodd-Frank Act also authorizes the Federal Reserve Board to supervise and regulate all savings and loan holding companies, including mutual holding companies, like the Company and Georgetown Bancorp, MHC, in addition to bank holding companies that it currently regulates.  As a result, the Federal Reserve Board’s current regulations applicable to bank holding companies, including holding company capital requirements, will apply to savings and loan holding companies like the Company and Georgetown Bancorp, MHC.  These capital requirements are substantially similar to the capital requirements currently applicable to the Bank, as described in “Supervision and Regulation—Federal Banking Regulation—Capital Requirements.”  Moreover, Georgetown Bancorp, MHC will require the approval of the Federal Reserve Board before it may waive the receipt of any dividends from the Company and there is no assurance that the Federal Reserve Board will approve future dividend waivers or what conditions it may impose on such waivers.  The Dodd-Frank Act also requires the Federal Reserve Board to set minimum capital levels for bank holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions.  Bank holding companies with assets of less than $500 million are exempt from these capital requirements.  Under the Dodd-Frank Act, the proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets.  The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

The Dodd-Frank Act also creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws.  The Consumer Financial Protection Bureau has broad rulemaking authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as the Bank, including the authority to prohibit “unfair, deceptive or abusive” acts and practices.  The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets.  Banks and savings institutions with $10 billion or less in assets will be examined by their applicable bank regulators.  The new legislation also weakens the federal preemption available for national banks and federal savings associations, and gives state attorneys general the ability to enforce applicable federal consumer protection laws.

The legislation also broadens the base for FDIC insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution.  The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2013.  Lastly, the Dodd-Frank Act will increase stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and by authorizing the SEC to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials.  The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded.

It is difficult to predict at this time what impact the new legislation and implementing regulations will have on community banks like the Bank, including the lending and credit practices of such banks.  Moreover, many of the provisions of the Dodd-Frank Act will not take effect for at least a year, and the legislation requires various federal agencies to promulgate numerous and extensive implementing regulations over the next several years.  Although the substance and scope of these regulations cannot be determined at this time, it is expected that the legislation and implementing regulations, particularly those provisions relating to the new Consumer Financial Protection Bureau and mutual holding company dividend waivers, will increase our operating and compliance costs and restrict our ability to pay dividends.

Federal Banking Regulation

Business Activities.  A federal savings bank derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and the regulations of the OTS. Under these laws and regulations, the Bank may invest in mortgage loans secured by residential real estate without limitations as a percentage of assets and “high-risk” loans, as defined, which may not in the aggregate exceed 400% of capital, commercial business loans up to 20% of assets in the aggregate and consumer loans up to 35% of assets in the aggregate, certain types of debt securities and certain other assets. The Bank also may establish subsidiaries that may engage in activities not otherwise permissible for the Bank, including real estate investment and securities and insurance brokerage.

Capital Requirements.  OTS regulations require savings banks to meet three minimum capital standards:  a 1.5% tangible capital ratio, a 4% leverage ratio (3% for savings banks receiving the highest rating on the CAMELS rating system) and an 8% risk-based capital ratio. The prompt corrective action standards discussed below, in effect, establish a minimum 2% tangible capital standard.

The risk-based capital standard for savings banks requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the OTS, based on the risks believed inherent in the type of asset. Core capital is defined as common stockholders’ equity (including retained earnings), certain non-cumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 46% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital. Additionally, a savings bank that retains credit risk in connection with an asset sale may be required to maintain additional regulatory capital because of the recourse back to the savings bank. We do not typically engage in asset sales with recourse back to the Bank.

The OTS, as the primary federal regulator of federal savings banks, periodically recommends certain of those institutions take voluntary steps to reduce risk to the institutions and the federal deposit insurance fund. In light of the current economic environment, the OTS requested and the Bank’s Board of Directors agreed on October 27, 2008, to certain voluntary constraints on the Bank’s leveraged growth strategy. The OTS has agreed to revisit these voluntary constraints from time to time. The voluntary constraints are as follows: (i) the Bank will maintain a Tier 1 (core) capital ratio of at least 7.1%; and (ii) in the event the Tier 1 (core) capital ratio decreases below 7.5%, the ratio of “high-risk” loans, as defined, to Tier 1 (core) capital would not exceed 350%; the ratio of classified assets to Tier 1 (core) capital (plus the allowance for loan losses) would not exceed 15%; and the ratio of nonperforming assets to total assets would not exceed 1.5%. As of June 30, 2010, the Bank was in compliance with the requested targets. If the requested targets are made more stringent, it could have a negative impact on the Company’s ability to successfully execute its business plan and limit our growth potential. The Company has an additional $600,000 of cash available to down-stream to the Bank to support its future capital needs.

At June 30, 2010, the Bank exceeded all applicable capital requirements.

Loans-to-One Borrower.  A federal savings bank generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of June 30, 2010, the Bank was in compliance with the loans-to-one borrower limitations.

Qualified Thrift Lender Test. As a federal savings bank, the Bank must satisfy the qualified thrift lender, or “QTL”, test. Under the QTL test, the Bank must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” in at least nine of the most recent 12-month period. “Portfolio assets” generally means total assets of a savings institution, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings bank’s business.

“Qualified thrift investments” include various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities, and loans for personal, family, household and certain other purposes up to a limit of 20% of portfolio assets. “Qualified thrift investments” also include 100% of an institution’s credit card loans, education loans and small business loans. The Bank also may satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code.

A savings bank that fails the qualified thrift lender test must either convert to a bank charter or operate under specified restrictions. At June 30, 2010, the Bank satisfied this test.

Capital Distributions. OTS regulations govern capital distributions by a federal savings bank, which include cash dividends, stock repurchases and other transactions charged to the capital account. A savings bank must file an application for approval of a capital distribution if:

•
the total capital distributions for the applicable calendar year exceed the sum of the savings bank’s net income for that year to date plus the savings bank’s retained net income for the preceding two years;

•	the savings bank would not be at least adequately capitalized following the distribution;

•	the distribution would violate any applicable statute, regulation, agreement or OTS-imposed condition; or

•	the savings bank is not eligible for expedited treatment of its filings.

Even if an application is not otherwise required, every savings bank that is a subsidiary of a holding company must still file a notice with the OTS at least 30 days before the Board of Directors declares a dividend or approves a capital distribution.

The OTS may disapprove a notice or application if:

•	the savings bank would be undercapitalized following the distribution;

•	the proposed capital distribution raises safety and soundness concerns; or

•	the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

In addition, the Federal Deposit Insurance Act provides that an insured depository institution shall not make any capital distribution, if after making such distribution the institution would be undercapitalized.

Liquidity.  A federal savings bank is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation.

Community Reinvestment Act and Fair Lending Laws.  All savings banks have a responsibility under the Community Reinvestment Act and related regulations of the OTS to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In connection with its examination of a federal savings bank, the OTS is required to assess the savings bank’s record of compliance with the Community Reinvestment Act. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. A savings bank’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the OTS, as well as other federal regulatory agencies and the Department of Justice. The Bank received a “satisfactory” Community Reinvestment Act rating in its most recent federal examination.

Branching.    Subject to certain limitations, the Home Owners’ Loan Act and OTS regulations permit federally chartered savings banks to establish branches in any state of the United States. The authority to establish such a branch is available: (i) in states that expressly authorize branches of savings banks located in another state; and (ii) to a savings bank that qualifies as a “domestic building and loan association” under the Code, which imposes qualification requirements similar to those for a qualified thrift lender under the Home Owners’ Loan Act. The authority for a federal savings bank to establish an interstate branch network would facilitate a geographic diversification of the savings bank’s activities. This authority under the Home Owners’ Loan Act and OTS regulations preempts any state law purporting to regulate branching by federal savings banks.

Privacy Standards.  Effective July 2001, financial institutions, including the Bank, became subject to FDIC regulations implementing the privacy protection provisions of the Gramm-Leach-Bliley Act. These regulations require the Bank to disclose its privacy policy, including identifying with whom it shares “non-public personnel information” to customers at the time of establishing the customer relationship and annually thereafter.

The regulations also require the Bank to provide its customers with initial and annual notices that accurately reflect its privacy policies and practices. In addition, the Bank is required to provide its customers with the ability to “opt-out” of having the Bank share their non-public personal information with unaffiliated third parties before it can disclose such information, subject to certain exceptions. The implementation of these regulations did not have a material adverse effect on the Bank. The Gramm-Leach-Bliley Act also provides for the ability of each state to enact legislation that is more protective of consumers’ personal information. We cannot predict whether Massachusetts may enact such legislation or what impact, if any, it would have if enacted.

On February 1, 2001, the FDIC and other federal banking agencies adopted guidelines establishing standards for safeguarding customer information to implement certain provisions of the Gramm-Leach-Bliley Act. The guidelines describe the agencies’ expectations for the creation, implementation and maintenance of an information security program, which would include administrative, technical and physical safeguards appropriate to the size and complexity of the institution and the nature and scope of its activities. The standards set forth in the guidelines are intended to ensure the security and confidentiality of customer records and information, protect against any anticipated threats or hazards to the security or integrity of such records and protect against unauthorized access to or use of such records or information that could result in substantial harm or inconvenience to any customer. The Bank has implemented these guidelines and such implementation did not have a material adverse effect on our operations.

Transactions with Related Parties.  A federal savings bank’s authority to engage in transactions with its affiliates is limited by OTS regulations and by Sections 23A and 23B of the Federal Reserve Act and it’s implementing Regulation W. An affiliate is a company that controls, is controlled by, or is under common control with an insured depository institution such as the Bank. The Company is an affiliate of the Bank. In general, loan transactions between an insured depository institution and its affiliate are subject to certain quantitative and collateral requirements. In this regard, transactions between an insured depository institution and its affiliate are limited to 10% of the institution’s unimpaired capital and unimpaired surplus for transactions with any one affiliate and 20% of unimpaired capital and unimpaired surplus for transactions in the aggregate with all affiliates. Collateral in specified amounts ranging from 100% to 130% of the amount of the transaction must usually be provided by affiliates in order to receive loans from the savings bank. In addition, OTS regulations prohibit a savings bank from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates. The OTS requires savings banks to maintain detailed records of all transactions with affiliates.

The Bank’s authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board. Among other things, these provisions require that extensions of credit to insiders (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features, and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank’s capital.  In addition, extensions of credit in excess of certain limits must be approved by the Bank’s Board of Directors.

Enforcement.  The OTS has primary enforcement responsibility over federal savings institutions and has the authority to bring enforcement action against all “institution-affiliated parties”, including stockholders, and attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action by the OTS may range from the issuance of a capital directive or cease and desist order, to removal of officers and/or directors of the institution and the appointment of a receiver or conservator. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1.0 million per day. The FDIC also has the authority to terminate deposit insurance or to recommend to the Director of the OTS that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take action under specified circumstances.

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

Prompt Corrective Action Regulations.  Under the prompt corrective action regulations, the OTS is required and authorized to take supervisory actions against undercapitalized savings banks. For this purpose, a savings bank is placed in one of the following five categories based on the savings bank’s capital:

•	well-capitalized (at least 5% leverage capital, 6% Tier 1 risk-based capital and 10% total risk-based capital);

•	adequately capitalized (at least 4% leverage capital, 4% Tier 1 risk-based capital and 8% total risk-based capital);

•	undercapitalized (less than 3% leverage capital, 4% Tier 1 risk-based capital or 8% total risk-based capital);

•	significantly undercapitalized (less than 3% leverage capital, 3% Tier 1 risk-based capital or 6% total risk-based capital); and

•	critically undercapitalized (less than 2% tangible capital).

Generally, the banking regulator is required to appoint a receiver or conservator for a savings bank that is “critically undercapitalized” within specific time frames. The regulations also provide that a capital restoration plan must be filed with the OTS within 45 days of the date a savings bank receives notice that it is “undercapitalized”, “significantly undercapitalized” or “critically undercapitalized”. The criteria for an acceptable capital restoration plan include, among other things, the establishment of the methodology and assumptions for attaining adequately capitalized status on an annual basis, procedures for ensuring compliance with restrictions imposed by applicable federal regulations, the identification of the types and levels of activities the savings bank will engage in while the capital restoration plan is in effect, and assurances that the capital restoration plan will not appreciably increase the current risk profile of the savings bank.  Any holding company for the savings bank required to submit a capital restoration plan must guarantee the lesser of: an amount equal to 5% of the savings bank’s assets at the time it was notified or deemed to be under capitalized by the OTS, or the amount necessary to restore the savings bank to adequately capitalized status. This guarantee remains in place until the OTS notifies the savings bank that it has maintained adequately capitalized status for each of four consecutive calendar quarters, and the OTS has the authority to require payment and collect payment under the guarantee. Failure by a holding company to provide the required guarantee will result in certain operating restrictions on the savings bank, such as restrictions on the ability to declare and pay dividends, pay executive compensation and management fees, and increase assets or expand operations. The OTS may also take any one of a number of discretionary supervisory actions against undercapitalized savings banks, including the issuance of a capital directive and the replacement of senior executive officers and directors.

At June 30, 2010, the Bank met the criteria for being considered “well-capitalized”.

Insurance of Deposit Accounts.  The Dodd-Frank Act permanently increased the maximum amount of deposit insurance for banks, savings institution and credit unions to $250,000 per depositor.  Non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2013.  Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other risk factors. An institution is assigned an assessment rate from 7 to 77.5 basis points based upon the risk category to which it is assigned.

The FDIC is authorized to set the reserve ratio for the Deposit Insurance Fund annually at between 1.15% and 1.5% of estimated insured deposits.  The Dodd-Frank Act mandates that the statutory minimum reserve ratio of the Deposit Insurance Fund increase from 1.15% to 1.35% of insured deposits by September 30, 2020.  Banks with assets of less than $10 billion are exempt from any additional assessments necessary to increase the reserve fund above 1.15%.  As part of a plan to restore the reserve ratio to 1.15%, in 2009 the FDIC imposed a special assessment on all insured institutions equal to five basis points of assets less Tier 1 capital as of June 30, 2009, payable on September 30, 2009, in order to cover losses to the Deposit Insurance Fund resulting from bank failures. The Bank recorded an expense of $93,000 during the quarter ended June 30, 2009, to reflect the special assessment.  In addition, the FDIC increased its quarterly deposit insurance assessment rates and amended the method by which rates are calculated.

In addition, in lieu of further special assessments, the FDIC required all insured depository institutions to prepay on December 30, 2009 their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012.   Estimated assessments for the fourth quarter of 2009 and for all of 2010 were based upon the assessment rate in effect on September 30, 2009, with 3 basis points added for the 2011 and 2012 assessment rates.  In addition, a 5% annual growth in the assessment base was assumed.  Prepaid assessments are to be applied against the actual quarterly assessments until exhausted, and may not be applied to any special assessments that may occur in the future.  Any unused prepayments will be returned to the institution on June 30, 2013.  On December 30, 2009, the Bank prepaid $767,000 in estimated assessment fees.  Because the prepaid assessments represent the prepayment of future expense, they do not affect the Bank’s capital (the prepaid asset will have a risk-weighting of 0%) or tax obligations.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. We do not currently know of any practice, condition or violation that may lead to termination of our deposit insurance.

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. For the quarter ended June 30, 2010, the annualized FICO assessment rate equaled 0.20 basis points for each $100 in domestic deposits maintained at an institution.  The bonds issued by the FICO are due to mature in 2017 through 2019.

U.S. Treasury’s Troubled Asset Relief Program Capital Purchase Program. The Emergency Economic Stabilization Act of 2008 provided the Secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. financial markets. One of the programs established under the legislation is the Troubled Asset Relief Program—Capital Purchase Program (“CPP”), which provided for direct equity investment by the U.S. Treasury Department in perpetual preferred stock or similar securities of qualified financial institutions. CPP participants must comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends.  We opted not to participate in the CPP.

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

Federal Home Loan Bank System.  The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of Boston, the Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank of Boston. While the required percentages of stock ownership are subject to change by the Federal Home Loan Bank of Boston, the Bank was in compliance with this requirement at June 30, 2010.

Federal Reserve System

The Federal Reserve Board regulations require savings banks to maintain noninterest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At June 30, 2010, the Bank was in compliance with these reserve requirements.

Other Regulations

Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates.  The Bank’s operations are also subject to federal laws applicable to credit transactions, such as the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•
Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•	Truth in Savings Act; and

•	Rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of the Bank also are subject to the:

•
Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•
Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

•
Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;

•
The USA PATRIOT Act, which requires financial institutions to, among other things, establish broadened anti-money laundering compliance programs, and due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements that also apply to financial institutions under the Bank Secrecy Act and the Office of Foreign Assets Control regulations; and

•
The Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties.

Holding Company Regulation

General.  Georgetown Bancorp, MHC and the Company are non-diversified savings and loan holding companies within the meaning of the Home Owners’ Loan Act. As such, Georgetown Bancorp, MHC and the Company are registered with the OTS and subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over the Company and Georgetown Bancorp, MHC, and their subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. As federal corporations, the Company and Georgetown Bancorp, MHC are generally not subject to state business organization laws. Under the Dodd-Frank Act, the powers and duties of the OTS relating to savings and loan holding companies and their subsidiaries, including rulemaking and supervision authority, will be transferred to the Federal Reserve Board no later than one year from the July 21, 2010 effective date of the legislation, subject to extension of up to six months if requested by the Secretary of the Treasury.

Permitted Activities.  Pursuant to Section 10(o) of the Home Owners’ Loan Act and OTS regulations and policy, a mutual holding company and a federally chartered mid-tier holding company such as the Company may engage in the following activities: (i) investing in the stock of a savings bank; (ii) acquiring a mutual association through the merger of such association into a savings bank subsidiary of such holding company or an interim savings bank subsidiary of such holding company; (iii) merging with or acquiring another holding company, one of whose subsidiaries is a savings bank; (iv) investing in a corporation, the capital stock of which is available for purchase by a savings bank under federal law or under the law of any state where the subsidiary savings bank or association share their home offices; (v) furnishing or performing management services for a savings bank subsidiary of such company; (vi) holding, managing or liquidating assets owned or acquired from a savings subsidiary of such company; (vii) holding or managing properties used or occupied by a savings bank subsidiary of such company; (viii) acting as trustee under deeds of trust; (ix) any other activity (A) that the Federal Reserve Board, by regulation, has determined to be permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act of 1956, unless the Director, by regulation, prohibits or limits any such activity for savings and loan holding companies; or (B) in which multiple savings and loan holding companies were authorized (by regulation) to directly engage on March 5, 1987; (x) any activity permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act, including securities and insurance underwriting; and (xi) purchasing, holding, or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such savings and loan holding company is approved by the Director.  If a mutual holding company acquires or merges with another holding company, the holding company acquired or the holding company resulting from such merger or acquisition may only invest in assets and engage in activities listed in (i) through (xi) above, and has a period of two years to cease any nonconforming activities and divest any nonconforming investments.

The Home Owners’ Loan Act prohibits a savings and loan holding company, including the Company and Georgetown Bancorp, MHC, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or holding company thereof, without prior written approval of the OTS. It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a non-subsidiary company engaged in activities other than those permitted by the Home Owners’ Loan Act, or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors.

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

Waivers of Dividends by Georgetown Bancorp, MHC.  OTS regulations require Georgetown Bancorp, MHC to notify the OTS of any proposed waiver of its receipt of dividends from the Company. The OTS reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if: (i) the mutual holding company’s Board of Directors determines that such waiver is consistent with such directors’ fiduciary duties to the mutual holding company’s members; (ii) the amount of any dividend waived by the mutual holding company is available for declaration as a dividend solely to the mutual holding company, and, in accordance with SFAS 5, where the savings bank determines that the payment of such dividend to the mutual holding company is probable, an appropriate dollar amount is recorded as a liability; and (iii) the amount of any waived dividend is considered as having been paid by the savings bank in evaluating any proposed dividend under OTS capital distribution regulations.  We anticipate that Georgetown Bancorp, MHC will waive any dividends paid by the Company. Under OTS regulations, our public stockholders would not be diluted because of any dividends waived by Georgetown Bancorp, MHC (and waived dividends would not be considered in determining an appropriate exchange ratio) in the event Georgetown Bancorp, MHC converts to stock form.

If, after the OTS is eliminated and the Federal Reserve becomes the exclusive regulator of mutual holding companies, the Federal Reserve retains its current policy regarding dividend waivers by mutual holding companies, Georgetown Bancorp, MHC would not be permitted to waive the receipt of dividends declared by the Company. This would have an adverse impact on our ability to pay dividends and, consequently, the value of our common stock. While management believes that there are several reasons why the Federal Reserve’s policy should change to conform to current OTS regulations, we cannot assure you that this would occur.

Federal Securities Laws

The Company common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934. The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

The registration under the Securities Act of 1933 of shares of common stock issued in the offering did not cover the resale of those shares. Shares of common stock purchased by persons who are not affiliates of the Company may be resold without registration. Shares purchased by an affiliate of the Company are subject to the resale restrictions of Rule 144 under the Securities Act of 1933. If the Company meets the current public information requirements of Rule 144 under the Securities Act of 1933, each affiliate of the Company that complies with the other conditions of Rule 144, including those that require the affiliate’s sale to be aggregated with those of other persons, would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of 1.0% of the outstanding shares of the Company, or the average weekly volume of trading in the shares during the preceding four calendar weeks.  In the future, the Company may permit affiliates to have their shares registered for sale under the Securities Act of 1933.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 was enacted to address, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information.  Under Section 302(a) of the Sarbanes-Oxley Act, the Chief Executive Officer and Chief Financial Officer of the Company are required to certify that its quarterly and annual reports filed with the Securities and Exchange Commission do not contain any untrue statement of a material fact.  Rules promulgated under the Sarbanes-Oxley Act require that these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal controls; they have made certain disclosures to our auditors and the audit committee of the Board of Directors about our internal controls; and they have included information in our quarterly and annual reports about their evaluation and whether there have been significant changes in our internal controls or in other factors that could significantly affect internal controls.  The Company has existing policies, procedures and systems designed to comply with these regulations, and is further enhancing and documenting such policies, procedures and systems to ensure continued compliance with these regulations.

ITEM 1A.     Risk Factors

Our Emphasis on Commercial Lending May Expose Us to Increased Lending Risks, Which Could Hurt Our Profits.

Our loan portfolio includes loans with a higher risk of loss. The Bank originates commercial business loans, commercial real estate loans, consumer loans, and residential mortgage loans generally within our primary lending market area. The Bank is implementing a lending strategy that focuses on servicing commercial customers, including commercial lending and commercial deposit relationships. Commercial business loans, commercial real estate loans, and consumer loans may expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans may not be sold as easily as residential real estate. In addition, commercial real estate and commercial and industrial loans may also involve relatively large loan balances to individual borrowers or groups of borrowers. These loans also have greater credit risk than residential real estate for the following reasons:

•           Commercial Business Loans- Repayment is generally dependent upon the successful operation of the borrower's business.

•           Commercial Real Estate Loans- Repayment is dependent on income being generated in amounts sufficient to cover operating expenses and debt service.

•           Consumer Loans- Consumer loans are collateralized, if at all, with assets that may not provide an adequate source of payment of the loan due to depreciation, damage or loss.

The Company’s Business May Be Adversely Affected by Conditions in the Financial Markets and Economic Conditions Generally and Locally.

The United States’ economy entered a recession in the fourth quarter of 2007. Throughout the course of the next 18 months, economic conditions continued to worsen, due in large part to the fallout from the collapse of the sub-prime mortgage market. While we did not originate or invest in sub-prime mortgages, our lending business is tied, in large part, to the real estate market, which has been dramatically weakened by the recession. Although most of our lending is located in the eastern Massachusetts and southern New Hampshire markets, which we believe have been less adversely affected by the recession than some other areas of the country, we remain vulnerable to adverse changes in the real estate market, which may have a negative impact on our financial condition.

Our local economy may affect our future growth possibilities in our primary market area. Our future growth opportunities depend on the growth and stability of our regional economy and our ability to expand our market area. A downturn in our local economy may limit funds available for deposit and may negatively affect our borrowers' ability to repay their loans on a timely basis, both of which could have an impact on our profitability.

Our Expenses Will Increase As A Result Of Increases in FDIC Insurance Premiums.

As part of a plan to restore the reserve ratio of the Deposit Insurance Fund, the FDIC imposed a special assessment equal to five basis points of assets less Tier 1 capital as of June 30, 2009, which was payable on September 30, 2009.  We recorded an expense of $93,000 during the quarter ended June 30, 2009, to reflect the special assessment.  The FDIC has also increased its maximum quarterly assessment rates and changed the method by which rates are calculated.  Quarterly assessments paid by the Bank for the year ended June 30, 2010 equaled $214,000, compared to $159,000 for the year ended June 30, 2009.  The recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, broadens the base for FDIC insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution.  Any further special assessments or increases to quarterly assessment rates will adversely affect our earnings.  Moreover, under the Dodd-Frank Act, the minimum statutory reserve ratio for the FDIC’s Deposit Insurance Fund will increase from 1.15% to 1.35% of insurable deposits by September 30, 2020, although banks with assets under $10.0 billion are exempt from any FDIC assessments necessary to increase the Deposit Insurance Fund above 1.15%.  There can be no assurance that the FDIC will not impose additional special assessments, or increase the deposit premiums applicable to us, in the future.

We Operate in a Highly Regulated Environment, and Changes in Laws and Regulations to Which We Are Subject May Adversely Affect Our Results of Operations.

The Bank is subject to extensive regulation, supervision and examination by the OTS, as its chartering authority, and by the FDIC as the insurer of its deposits up to certain limits. In addition, the OTS regulates and oversees the Company and Georgetown Bancorp, MHC. We also belong to the Federal Home Loan Bank System and, as a member of such system, we are subject to certain limited regulations promulgated by the Federal Home Loan Bank of Boston. This regulation and supervision limits the activities in which we may engage. The purpose of regulation and supervision is primarily to protect our depositors and borrowers and, in the case of FDIC regulation, the FDIC's insurance fund. The Company has already experienced a significant increase in FDIC insurance premiums as a result of economic factors, resulting in the reduction of the insurance fund. The Company expects further increases in FDIC insurance premiums. Regulatory authorities have extensive discretion in the exercise of their supervisory and enforcement powers. They may, among other things, impose restrictions on the operation of a banking institution, the classification of assets by such institution and such institution's allowance for loan losses. Regulatory and law enforcement authorities also have wide discretion and extensive enforcement powers under various consumer protection and civil rights laws, including the Truth-in-Lending Act, the Equal Credit Opportunity Act, the Fair Housing Act, and the Real Estate Settlement Procedures Act. Any change in the laws or regulations applicable to us, or in banking regulators' supervisory policies or examination procedures, whether by the OTS, the FDIC, other state or federal regulators, or the United States Congress could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Financial Reform Legislation Recently Enacted by Congress Will, Among Other Things, Eliminate the Office of Thrift Supervision, Tighten Capital Standards, Create a New Consumer Financial Protection Bureau and Result in New Laws and Regulations That Are Expected to Increase Our Costs of Operations.

The Dodd-Frank Act will significantly change the current bank regulatory structure and affect the lending, investment, trading and operating activities of financial institutions and their holding companies.  The Dodd-Frank Act will eliminate our current primary federal regulator, the OTS, and require The Bank to be regulated by the Office of the Comptroller of the Currency (the primary federal regulator for federally charted savings banks). The Dodd-Frank Act also authorizes the Federal Reserve Board to supervise and regulate all bank holding companies, including mutual holding companies, like the Company and Georgetown Bancorp, MHC, in addition to bank holding companies that it currently regulates.  As a result, the Federal Reserve Board’s current regulations applicable to bank holding companies, including holding company capital requirements, will apply to bank holding companies like the Company and Georgetown Bancorp, MHC.  These capital requirements are substantially similar to the capital requirements currently applicable to the Bank, as described in “Supervision and Regulation—Federal Banking Regulation—Capital Requirements.”  The Dodd-Frank Act also requires the Federal Reserve Board to set minimum capital levels for bank holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions.  Bank holding companies with assets of less than $500.0 million are exempt from these capital requirements.  The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

The Dodd-Frank Act also creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws.  The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as the Bank, including the authority to prohibit “unfair, deceptive or abusive” acts and practices.  The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10.0 billion in assets.  Banks and savings institutions with $10.0 billion or less in assets will be examined by their applicable bank regulators.  The new legislation also weakens the federal preemption available for national banks and federal savings associations, and gives state attorneys general the ability to enforce applicable federal consumer protection laws.

Lastly, the Dodd-Frank Act will increase stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and by authorizing the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials.  The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.  It is difficult to predict at this time what impact the new legislation and implementing regulations will have on community banks, including the lending and credit practices of such banks.  Moreover, many of the provisions of the Dodd-Frank Act will not take effect for at least a year, and the legislation requires various federal agencies to promulgate numerous and extensive implementing regulations over the next several years.  Although the substance and scope of these regulations cannot be determined at this time, it is expected that the legislation and implementing regulations, particularly those provisions relating to the new Consumer Financial Protection Bureau and mutual holding company dividend waivers, will increase our operating and compliance costs and restrict our ability to pay dividends.

If Dividends Paid On Our Investment in the Federal Home Loan Bank of Boston Continue to be Suspended, or If Our Investment is Classified as Other-Than-Temporarily Impaired, Our Earnings and/or Stockholders’ Equity Could Decrease and Our Liquidity Position Could Be Negatively Impacted.

We own common stock of the Federal Home Loan Bank of Boston. We are required to hold this stock in order to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the Federal Home Loan Bank of Boston’s advance program. The aggregate cost of our Federal Home Loan Bank of Boston common stock as of June 30, 2010 was $3.1 million based on its par value. There is no market for our Federal Home Loan Bank of Boston common stock.

Published reports indicate that several banks in the Federal Home Loan Bank System may be subject to asset quality and other risks that could adversely affect its regulatory capital level. In an extreme situation, it is possible that the capital of the Federal Home Loan Bank of Boston could be substantially diminished or reduced to zero. This would have a significant adverse impact on our liquidity as we have relied on borrowings from the Federal Home Loan Bank of Boston to fund a portion of our operations and as a source of liquidity.

The Federal Home Loan Bank of Boston has reported a return to profitability during 2010, but continues to be challenged by losses due to the other-than-temporary impairment of many of its investments in private-label MBS. The Federal Home Loan Bank of Boston believes that it will recover a substantial portion of the impairment losses over time and expects to hold the securities until maturity. The Federal Home Loan Bank of Boston’s board of directors has announced that the Federal Home Loan Bank of Boston does not expect to declare any dividends until it demonstrates a consistent pattern of positive net income, as the Federal Home Loan Bank of Boston continues to focus on building retained earnings. We believe that the payment of any dividends in fiscal 2011 is unlikely. The continued suspension of the dividends will decrease our income. Consequently, we believe that there may be a risk that our investment in Federal Home Loan Bank of Boston common stock could be deemed other-than-temporarily impaired at some time in the future and if this occurs, it would cause our earnings and stockholders’ equity to decrease by the after-tax amount of the impairment charge.

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

We Rely on Our Management Team for the Successful Implementation of Our Business Strategy.

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

Government Responses to Economic Conditions May Adversely Affect Our Operations, Financial Condition and Earnings.

The Dodd-Frank Act, among other things, will change the bank regulatory framework, create an independent consumer protection bureau that will assume the consumer protection responsibilities of the various federal banking agencies, and establish more stringent capital standards for banks and bank holding companies.  The legislation will also result in new regulations affecting the lending, funding, trading and investment activities of banks and bank holding companies.  Bank regulatory agencies also have been responding aggressively to concerns and adverse trends identified in examinations.  Ongoing uncertainty and adverse developments in the financial services industry and the domestic and international credit markets, and the effect of new legislation and regulatory actions in response to these conditions, may adversely affect our operations by restricting our business activities, including our ability to originate or sell loans, modify loan terms, or foreclose on property securing loans.  These measures are likely to increase our costs of doing business and may have a significant adverse effect on our lending activities, financial performance and operating flexibility.  In addition, these risks could affect the performance and value of our loan and investment securities portfolios, which also would negatively affect our financial performance.

Furthermore, the Federal Reserve Board, in an attempt to help the overall economy, has, among other things, kept interest rates low through its targeted federal funds rate and the purchase of mortgage-backed securities.  If the Federal Reserve Board increases the federal funds rate, overall interest rates will likely rise, which may negatively affect the housing markets and the U.S. economic recovery.  In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of underlying collateral securing loans, which could negatively affect our financial performance.

Strong Competition Within Our Market Area May Limit Our Growth and Profitability.

Competition in the banking and financial services industry within our market area is intense.  In our market area we compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere.  Many of these competitors have substantially greater resources and lending limits than we have and offer certain services that we do not or cannot provide.  Our profitability depends upon our continued ability to successfully compete in our market area.  The greater resources and broader range of deposit and loan products offered by our competition may limit our ability to increase our interest-earning assets and profitability.  We expect competition to remain intense in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Technological advances, for example, have lowered barriers to entry, allowed banks to expand their geographic reach by providing services over the Internet and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks. Competition for deposits and the origination of loans could limit our ability to successfully implement our business plan, and could adversely affect our results of operations in the future.

Our Charter and Bylaws May Prevent a Transaction You May Favor or Limit Our Growth Opportunities, Which Could Cause The Market Price of Our Common Stock to Decline.

Certain provisions of our charter and bylaws and applicable provisions of federal law and regulations may delay, inhibit or prevent an organization or person from gaining control of the Company through a tender offer, business combination, proxy context or some other method, even though you might be in favor of the transaction.

Because Georgetown Bancorp, MHC owns a majority of our common stock, Georgetown Bancorp, MHC may prevent transactions you may like. The same directors and officers who manage the Bank also manage the Company and Georgetown Bancorp, MHC. The board of directors of Georgetown Bancorp, MHC will control the outcome of most matters put to a vote of stockholders of the Company As a federally chartered mutual holding company, the board of Georgetown Bancorp, MHC must ensure that interests of depositors of the Bank are represented and considered in matters put to a vote of stockholders of the Company Therefore, we cannot assure you that the votes cast by Georgetown Bancorp, MHC will be in your personal best interests as a stockholder.

The Recently Enacted Financial Reform Legislation May Have an Adverse Effect on the Amount of Dividends We Can Pay, Which Could Adversely Affect the Value of Our Common Stock.

The value of our common stock is affected by our ability to pay dividends to our public shareholders.  Our ability to pay dividends and the amount of such dividends is affected by the ability of Georgetown Bancorp, MHC, our mutual holding company, to waive the receipt of dividends declared by the Company.  If Georgetown Bancorp, MHC is permitted to waive its right to receive dividends on its shares of the Company, then the Company would have more cash available to pay dividends to our public stockholders.

The Dodd-Frank Act provides that, after the regulation of savings and loan holding companies is transferred to the Federal Reserve Board, which is expected to occur in approximately one year, a mutual holding company will be required to give the Federal Reserve Board notice before waiving the receipt of dividends, and sets forth the standards for granting a waiver, including a requirement that waived dividends be considered in determining an appropriate exchange ratio in the event of a conversion of the mutual holding company to stock form.  The Federal Reserve Board historically has generally not allowed mutual holding companies to waive the receipt of dividends, and there can be no assurance that the Federal Reserve Board will permit dividend waivers by mutual holding companies such as Georgetown Bancorp, MHC.

Our Ability to Pay Dividends Is Substantially Dependent on Capital Distributions from Georgetown Savings Bank and These Distributions Are Subject to Regulatory Limits and Other Restrictions.

We may not be able to pay dividends in the future. We are dependent primarily upon the Bank for our earnings and funds to pay dividends on our common stock. The payment of dividends also is subject to legal and regulatory restrictions. Any payment of dividends in the future will depend, in large part, on the Bank's earnings, capital requirements, financial condition and other factors considered relevant by our Board of Directors.

ITEM 1B                Unresolved Staff Comments

None.

ITEM 2.                  Properties

The following table provides certain information with respect to our properties as of June 30, 2010:

	Owned or	Year Acquired or		Net Book Value
Location	Leased	Leased	Square Footage	of Real Property
				(In thousands)

Main Office:
2 East Main Street	Own	2003 (1)	14,400	$ 2,926
Georgetown, MA 01833

Branch Office:
303 Haverhill Street	Leased (2)	1999	3,500	$ 481
Rowley, MA 01969

Branch Office:
75 Turnpike Street/Route 114	Leased (3)	2005	2,437	$ 321
North Andover, MA 01845

Other Property (4):
8 Prospect Street	Own	1997	1,000	$ 86
Georgetown, MA 01833

____________
(1)	In 2003, the Bank constructed a new main office upon this property, which it has owned since 1985.
(2)	The Bank owns the building but leases the land. The lease has a term of 40 years with an option to renew for an additional 10 years.
(3)	The Bank is leasing the office space. The lease has a term of 10 years with an option to renew for an additional 10 years.
(4)
This property, which was acquired in foreclosure several years ago, was leased and currently is vacant. It is expected to be leased under a term lease agreement and is also available for future banking purposes.

The net book value of our premises, land and equipment was $4.0 million at June 30, 2010.

ITEM 3.                  Legal Proceedings

From time to time, we are involved as plaintiff or defendant in various legal proceedings arising in the ordinary course of business. At June 30, 2010, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 4.                  (Removed and Reserved)

PART II

ITEM 5.                  Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Securities

(a)           Our common stock is traded on the OTC Electronic Bulletin Board under the symbol “GTWN”. Georgetown Bancorp, MHC owns 1,527,487 shares, or 57.9% of our outstanding common stock. The approximate number of holders of record of the Company’s common stock as of September 9, 2010 was 297. Certain shares of the Company are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

The following table presents quarterly market information for the Company’s common stock during the periods indicated. The following information was based on data received from the OTC Bulletin Board and represents the actual high and low sales prices for the periods indicated.

Fiscal 2010	High	Low	Dividends
Quarter ended September 30, 2009	$6.50	$3.60	$0.00
Quarter ended December 31, 2009	$5.50	$4.65	$0.00
Quarter ended March 31, 2010	$5.25	$4.60	$0.00
Quarter ended June 30, 2010	$5.25	$4.75	$0.00

Fiscal 2009	High	Low	Dividends
Quarter ended September 30, 2008	$8.00	$4.05	$0.00
Quarter ended December 31, 2008	$6.00	$3.50	$0.00
Quarter ended March 31, 2009	$5.00	$3.40	$0.00
Quarter ended June 30, 2009	$4.15	$3.40	$0.00

Dividend payments by the Company are dependent primarily on dividends it receives from the Bank, because the Company has no source of funding other than dividends from the Bank, interest payments with respect to the Company’s loan to the Employee Stock Ownership Plan and any cash balances available at the Company

Equity Compensation Plans.  Other than our employee stock ownership plan, we do not have any equity compensation plans that were not approved by stockholders.  The following table sets forth information with respect to the Company’s equity compensation plans at June 30, 2010.

	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise	Number of securities remaining available for future issuance under equity compensation plans (excluding securities
	and rights	price (1)	in column A)

Georgetown Bancorp, Inc. 2009 Equity Incentive Plan	24,000	$6.72	202,000
(approved by stocholders)

Equity compensation plans not approved by stockholders	-	-	-

Total	24,000	$6.72	202,000
____________________
(1) Reflects weighted average exercise price of stock options only.

The Company has sold no securities within the past three years that were not registered under the Securities Act of 1933.

(b)           Not applicable

(c)	The Company did not repurchase any shares during the quarter ended June 30, 2010.

ITEM 6.                  Selected Financial Data

The “Selected Financial Information” section of Georgetown Bancorp, Inc.’s 2010 Annual Report to Stockholders (Exhibit 13) is incorporated herein by reference.

ITEM 7.                  Management's Discussion and Analysis of Financial Condition and Results of Operations

The “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of Georgetown Bancorp, Inc.’s 2010 Annual Report to Stockholders (Exhibit 13) is incorporated herein by reference.

ITEM 7A.               Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

ITEM 8.                  Financial Statements and Supplementary Data

The consolidated financial statements included in Georgetown Bancorp, Inc.’s 2010 Annual Report to Stockholders (Exhibit 13) are incorporated herein by reference.

ITEM 9.                  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.               Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. There has been no change in the Company’s internal control over financial reporting during the Company’s fourth quarter of fiscal year 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control process has been designed under our supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2010, utilizing the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of June 30, 2010 is effective.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of assets; and provide reasonable assurances that: (1) transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America; (2) receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.

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

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to revised rules of the SEC that permit the Company to provide only management’s report in this annual report.

ITEM 9B.                  Other Information

None.

PART III

ITEM 10.                  Directors, Executive Officers and Corporate Governance

The Company has adopted a Code of Ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Code of Ethics may be accessed on the Bank’s website at www.georgetownsb.com.

 Information concerning directors and executive officers of the Company is incorporated herein by reference from our definitive Proxy Statement (the “Proxy Statement”), specifically the section captioned “Proposal 1—Election of Directors.”

ITEM 11.                  Executive Compensation

Information concerning executive compensation is incorporated herein by reference from our Proxy Statement, specifically the section captioned “Proposal 1 — Election of Directors.”

ITEM 12.                  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain owners and management is incorporated herein by reference from our Proxy Statement, specifically the sections captioned “Voting Securities and Principal Holders Thereof” and “Proposal 1 — Election of Directors.”

ITEM 13.                  Certain Relationships and Related Transactions and Director Independence

Information concerning relationships and transactions is incorporated herein by reference from our Proxy Statement, specifically the section captioned “Transactions with Certain Related Persons”.

ITEM 14.                  Principal Accounting Fees and Services

Information concerning principal accountant fees and services is incorporated herein by reference from our Proxy Statement, specifically the section captioned “Proposal 2 — Ratification of Appointment of Independent Registered Public Accounting Firm.”

PART IV

ITEM 15.                  Exhibits and Financial Statements Schedules

(a)           Financial Statements

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

(b)           Financial Statement Schedules

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements. The remaining information appearing in the Annual Report to Shareholders for the year ended June 30, 2010 is not deemed to be filed as part of this report except as expressly provided herein.

(c)           Exhibits

3.1	Charter of Georgetown Bancorp, Inc. (1)
3.2	Bylaws of Georgetown Bancorp, Inc. (2)
4	Form of Common Stock Certificate of Georgetown Bancorp, Inc. (1)
10.1	Employee Stock Ownership Plan (1)
10.2	SBERA Defined Contribution Plan and Non-standardized Adoption Agreement (1)
10.3	Change In Control Agreement by and between Georgetown Savings Bank and Charles R. Shediac (3)
10.4	Georgetown Savings Bank 2007 Incentive Compensation Plan (4)
10.5	Employment Agreement by and between Georgetown Savings Bank and Robert E. Balletto, effective July 1, 2008 (6)
10.6	Employment Agreement by and between Georgetown Savings Bank and Joseph W. Kennedy, effective July 1, 2008 (7)
10.7	Supplemental Retirement Plan for Senior Executives, dated June 23, 2008 (8)
10.8	Endorsement Split-Dollar Life Insurance Agreement by and between Georgetown Savings Bank and Robert E. Balletto, dated June 23, 2008 (9)
10.9	Endorsement Split-Dollar Life Insurance Agreement by and between Georgetown Savings Bank and Joseph W. Kennedy, dated June 23, 2008 (10)
13	Annual Report to Stockholders
14	Code of Ethics (5)
21 23	Subsidiaries of Registrant (1) Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

GEORGETOWN BANCORP, INC.

Date: September 27, 2010	By:	\s\ Robert E. Balletto
Robert E. Balletto
President, Chief Executive Officer and Director
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
\s\ Robert E. Balletto Robert E. Balletto	President, Chief Executive Officer and Director (Principal Executive Officer)	September 27, 2010

\s\ Joseph W. Kennedy Joseph W. Kennedy	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	September 27, 2010

\s\ Richard F. Spencer Richard F. Spencer	Chairman of the Board	September 27, 2010

\s\ Mary L. Williams Mary L. Williams	Vice Chairperson of the Board	September 27, 2010

\s\ Keith N. Congdon Keith N. Congdon.	Director	September 27, 2010

\s\ Anthony S. Conte, Jr. Anthony S. Conte, Jr.	Director	September 27, 2010
\s\ Stephen L. Flynn Stephen L. Flynn	Director	September 27, 2010

\s\ Thomas L. Hamelin Thomas L. Hamelin	Director	September 27, 2010
\s\ J. Richard Murphy J. Richard Murphy	Director	September 27, 2010

\s\ Marybeth McInnis Marybeth McInnis	Director	September 27, 2010

\s\ Kathleen R. Sachs Kathleen R. Sachs	Director	September 27, 2010

\s\ David A. Splaine David A. Splaine	Director	September 27, 2010
\s\ Robert T. Wyman Robert T. Wyman	Director	September 27, 2010

\s\ John H. Yeaton John H. Yeaton	Director	September 27, 2010