Form 10-Q
period 2010-09-30
Georgetown Bancorp, Inc.
filed 2010-11-15
CIK 1302709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date:  Common Stock, $0.10 par value, 2,662,387 shares outstanding as of November 11, 2010.

Form 10-Q
GEORGETOWN BANCORP, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

GEORGETOWN BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(unaudited)

ASSETS

	At	At
	September 30,	June 30,
	2010	2010
	(In thousands)

Cash and due from banks	$2,422	$3,879
Short-term investments	2,997	3,461
Total cash and cash equivalents	5,419	7,340

Securities available for sale, at fair value	8,001	10,925
Securities held to maturity, at amortized cost	3,451	3,718
Federal Home Loan Bank stock, at cost	3,111	3,111
Loans held for sale	1,294	1,559
Loans, net of allowance for loan losses of $1,682,000
at September 30, 2010 and $1,676,000 at June 30, 2010	178,076	175,867
Premises and equipment, net	3,958	4,017
Accrued interest receivable	789	794
Bank-owned life insurance	2,572	2,546
Prepaid FDIC insurance	562	610
Other assets	1,009	1,058

Total assets	$208,242	$211,545

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits	$155,146	$147,286
Securities sold under agreements to repurchase	591	407
Short-term Federal Home Loan Bank advances	2,000	7,250
Long-term Federal Home Loan Bank advances	29,697	35,711
Mortgagors' escrow accounts	551	455
Accrued expenses and other liabilities	1,517	2,068
Total liabilities	189,502	193,177

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.10 par value per share: 1,000,000
shares authorized; none outstanding	-	-
Common stock, $0.10 par value per share: 10,000,000
shares authorized; 2,777,250 shares issued	278	278
Additional paid-in capital	11,430	11,438
Retained earnings	8,532	8,167
Accumulated other comprehensive income	179	193
Unearned compensation - ESOP (38,838 and 40,886 shares unallocated
at September 30, 2010 and June 30, 2010, respectively)	(388)	(409)
Unearned compensation - Restricted stock (24,000 shares non-vested
at September 30, 2010 and June 30, 2010)	(107)	(115)
Treasury stock, at cost (138,863 shares)	(1,184)	(1,184)
Total stockholders' equity	18,740	18,368

Total liabilities and stockholders' equity	$208,242	$211,545

See accompanying notes to consolidated financial statements.

GEORGETOWN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended
	September 30,
	2010	2009
	(In thousands, except share data)

Interest and dividend income:
Loans, including fees	$2,702	$2,460
Securities	127	152
Short-term investments	1	-
Total interest and dividend income	2,830	2,612

Interest expense:
Deposits	537	616
Short-term Federal Home Loan Bank advances	3	-
Long-term Federal Home Loan Bank advances	316	414
Securities sold under agreements to repurchase	1	1
Total interest expense	857	1,031

Net interest income	1,973	1,581
Provision for loan losses	23	33
Net interest income, after provision for loan losses	1,950	1,548

Non-interest income:
Customer service fees	157	166
Mortgage banking income, net	125	88
Income (loss) from bank-owned life insurance	26	(15)
Total non-interest income	308	239

Non-interest expenses:
Salaries and employee benefits	901	837
Occupancy and equipment expenses	185	190
Data processing expenses	115	102
Professional fees	98	109
Advertising expenses	75	46
FDIC insurance	58	49
Other general and administrative expenses	244	195
Total non-interest expenses	1,676	1,528

Income before income taxes	582	259

Income tax provision	217	101

Net income	$365	$158

Weighted-average number of common shares outstanding:
Basic and diluted	2,622,199	2,590,007

Earnings per share:
Basic and diluted	$0.14	$0.06

See accompanying notes to consolidated financial statements.

GEORGETOWN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation- ESOP	Unearned Compensation- Restricted Stock	Treasury Stock	Total
	(In thousands)

Balance at June 30, 2009	$278	$11,350	$7,228	$136	$(491)	-	$(1,184)	$17,317

Comprehensive income:
Net income	-	-	158	-	-	-	-	158
Net unrealized gain on securities
available for sale, net of related
tax effects of $33,000	-	-	-	60	-	-	-	60
Total comprehensive income								218

Common stock held by ESOP allocated or
committed to be allocated (2,048 shares)	-	(11)	-	-	21	-	-	10

Balance at September 30, 2009	$278	$11,339	$7,386	$196	$(470)	$-	$(1,184)	$17,545

Balance at June 30, 2010	$278	$11,438	$8,167	$193	$(409)	$(115)	$(1,184)	$18,368

Comprehensive income:
Net income	-	-	365	-	-	-	-	365
Net unrealized loss on securities
available for sale, net of related
tax effects of $7,000	-	-	-	(14)	-	-	-	(14)
Total comprehensive income								351

Common stock held by ESOP allocated or
committed to be allocated (2,048 shares)	-	(11)	-	-	21	-	-	10

Share based compensation - options	-	3	-	-	-	-	-	3

Share based compensation - restricted stock	-	-	-	-	-	8	-	8

Balance at September 30, 2010	$278	$11,430	$8,532	$179	$(388)	$(107)	$(1,184)	$18,740

See accompanying notes to consolidated financial statements.

GEORGETOWN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	September 30,
	2010	2009
	(In thousands)
Cash flows from operating activities:
Net income	$365	$158
Adjustments to reconcile net income to net cash
used by operating activities:
Provision for loan losses	23	33
Accretion of securities, net	(5)	(7)
Amortization of deferred loan fees and costs, net	(26)	-
Depreciation and amortization expense	74	87
Decrease in accrued interest receivable	5	21
(Income) loss from bank-owned life insurance	(26)	15
Stock-based compensation expense	21	10
Loans originated for sale	(13,427)	(4,066)
Principal balance of loans sold	13,680	4,138
Prepaid FDIC insurance	48	-
Net change in other assets and liabilities	(483)	(198)
Net cash provided by operating activities	249	191

Cash flows from investing activities:
Activity in securities available for sale:
Maturities, prepayments and calls	4,406	666
Purchases	(1,500)	(1,500)
Maturities, prepayments and calls
of securities held to maturity	269	363
Loan originations, net	(2,206)	(16)
Principal balance of portfolio loans sold	-	1,007
Purchase of premises and equipment	(15)	(46)
Proceeds from redemption of bank-owned life insurance	-	112
Net cash provided by investing activities	954	586

(continued)

See accompanying notes to consolidated financial statements.

GEORGETOWN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(concluded)

	Three Months Ended
	September 30,
	2010	2009
	(In thousands)
Cash flows from financing activities:
Net change in deposits	7,860	(2,666)
Net change in securities sold under agreements
to repurchase	184	14
Net change in Federal Home Loan Bank advances with
maturities of three months or less	(5,250)	-
Proceeds of Federal Home Loan Bank advances with
maturities greater than three months	-	1,000
Repayments of Federal Home Loan Bank advances
with maturities greater than three months	(6,014)	(4,514)
Net change in mortgagors' escrow accounts	96	61
Net cash used by financing activities	(3,124)	(6,105)

Net change in cash and cash equivalents	(1,921)	(5,328)

Cash and cash equivalents at beginning of period	7,340	11,356

Cash and cash equivalents at end of period	$5,419	$6,028

Supplementary information:
Interest paid on deposit accounts	$538	$618
Interest paid on borrowings	338	433
Income taxes paid	507	95

See accompanying notes to consolidated financial statements.

GEORGETOWN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Basis of Presentation

The accompanying unaudited financial statements of Georgetown Bancorp, Inc. (the “Company”) were prepared in accordance with the instructions for Form 10-Q and with Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three-month period ended September 30, 2010 are not necessarily indicative of the results that may be expected for future periods, including the entire fiscal year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the 2010 Consolidated Financial Statements presented in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 28, 2010. The consolidated financial statements include the accounts of Georgetown Savings Bank (the “Bank”) and its wholly owned subsidiary, Georgetown Securities Corporation, which engages in the buying, selling and holding of securities. All significant inter-company balances and transactions have been eliminated in consolidation. These consolidated financial statements consider events that occurred through the date the consolidated financial statements were issued.

(2)	Earnings Per Common Share

The Company has adopted the EPS guidance included in ASC 260-10. As presented below, basic earnings or loss per share is computed by dividing income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings or loss per share reflect the potential dilution that occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For purposes of computing diluted EPS, the treasury stock method is used.

Treasury shares and unallocated ESOP shares are not deemed outstanding for earnings per share calculations.

Earnings per common share have been computed based on the following:

	Three Months Ended
	September 30,
	2010	2009

Net income	$365,000	$158,000

Dividends and undistributed earnings
allocated to unvested shares	(3,000)	-

Net income available to common stockholders	$362,000	$158,000

Basic common shares:
Weighted average shares outstanding	2,662,387	2,638,387
Less: Weighted average unallocated ESOP shares	(40,188)	(48,380)
Basic weighted average common shares outstanding	2,622,199	2,590,007

Dilutive potential common shares	-	-

Diluted weighted average common shares outstanding	2,622,199	2,590,007

Basic and diluted EPS	$0.14	$0.06

(3)	Corporate Structure

In conjunction with its reorganization into the mutual holding company structure, on January 5, 2005, the Bank (i) converted to a stock savings bank as the successor to the Bank in its mutual form; (ii) organized the Company as a federally-chartered corporation that owns 100% of the common stock of the Bank (in stock form); and (iii) organized Georgetown Bancorp, MHC as a federally-chartered mutual holding company that owned 57.9% of the Common Stock of the Company as of September 30, 2010.

(4)	Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued two related accounting pronouncements changing the accounting principles and disclosure requirements related to transfers of assets, securitizations and special-purpose entities. For situations in which only a portion of a financial asset is transferred, such as for a participation loan or the government-guaranteed portion of a loan, if the transfer of the portion of the loan does not meet the criteria of a participating interest, then it must be accounted for as a secured borrowing rather than as a sale. In order to meet the criteria for a participating interest, all cash flows from the loan must be divided proportionately, the rights of each loan holder must have the same priority, the loan holders must have no recourse to the transferor other than standard representations and warranties and no loan holder can have the right to pledge or exchange the entire loan. These pronouncements are effective for the Company as of July 1, 2010 and did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued additional guidance under Account Standards Codification Topic 820, “Fair Value Measurements and Disclosures”, requiring improved disclosures of significant transfers in and out of fair value hierarchy levels, and the reasons for the transfers, and to present information about purchases, sales, issuances and settlements separately in the reconciliation of fair value measurements using significant unobservable inputs.  Certain additional disclosures are now required in interim and annual periods to discuss the inputs and valuation techniques used to measure fair value. The FASB’s objective is to improve these disclosures and increase the transparency in financial reporting. The Company has applied the new disclosure requirements as of January 1, 2010.  Except for the additional disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliation, which will be effective for interim and annual periods beginning after December 15, 2010.  The adoption of this guidance has not had and is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-09, Subsequent Events: Amendments to Certain Recognition and Disclosure Requirements.  The amendment removed the requirement to disclose the date through which subsequent events have been evaluated, and became effective immediately upon issuance and is to be applied prospectively.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In April 2010, the FASB issued ASU No. 2010-18, Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset. The guidance provides that if loans meet the criteria to be accounted for within a pool, modifications to one or more of these loans does not result in the removal of the modified loan from the pool even if the modification would otherwise be considered a troubled debt restructuring. The pool of assets in which the loan is included will continue to be considered for impairment.  The amendments do not apply to loans not meeting the criteria to be accounted for within a pool. These amendments are effective for modifications of loans accounted for within pools occurring in the first interim or annual period ending on or after July 15, 2010. The Company does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-20, Receivables (Topic 310), Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  This Update requires an entity to provide disclosures that facilitate financial statement users’ evaluation of (1) the nature of credit risk inherent in the entity’s loan portfolio (2) how that risk is analyzed and assessed in arriving at the allowance for loan and lease losses and (3) the changes and reasons for those changes in the allowance for loan and lease losses. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. This Update is effective for the Company for the quarter ending December 31, 2010 and the adoption of this guidance will expand the Company’s disclosure surrounding credit quality of financing receivables and the related allowance for credit losses.

(5)	Securities

A summary of securities is as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

At September 30, 2010

Securities available for sale

Government-sponsored
enterprise obligations	$3,000	$21	$-	$3,021
Residential mortgage-backed
securities	4,724	256	-	4,980

Total securities
available for sale	$7,724	$277	$-	$8,001

Securities held to maturity

Residential mortgage-backed
securities	$3,451	$204	$-	$3,655

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

At June 30, 2010

Securities available for sale

Government-sponsored
enterprise obligations	$5,000	$19	$-	$5,019
Residential mortgage-backed
securities	5,627	279	-	5,906

Total securities
available for sale	$10,627	$298	$-	$10,925

Securities held to maturity

Residential mortgage-backed
securities	$3,718	$209	$-	$3,927

All residential mortgage-backed securities have been issued by government-sponsored enterprises.

The amortized cost and estimated fair value of debt securities by contractual maturity at September 30, 2010 are as follows.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
After 1 year through
5 years	$1,000	$1,003	$-	$-
After 5 years through
10 years	500	507	-	-
Over 10 years	1,500	1,511	-	-
	3,000	3,021	-	-
Residential mortgage-backed
securities	4,724	4,980	3,451	3,655

	$7,724	$8,001	$3,451	$3,655

There were no sales of securities for the three months ended September 30, 2010 and 2009.

There were no securities with a gross unrealized loss at September 30, 2010 and 2009.

(6)	Servicing

Loans serviced for others and mortgage servicing rights

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $33,232,000 and $23,533,000 at September 30, 2010 and June 30, 2010, respectively.

The risks inherent in the mortgage servicing assets relate primarily to changes in prepayments that result from shifts in mortgage interest rates. The fair value of servicing rights was $275,000 at September 30, 2010 and was determined using the quarterly average 10-year, U.S. Treasury rate plus 5.0%, adjusted to reflect the current credit spreads and conditions in the market as a discount rate. Prepayment assumptions, which are impacted by loan rates and terms, are calculated using a moving average of prepayment data published by the Public Securities Association.

The following summarizes mortgage servicing rights capitalized and amortized, along with the aggregate activity-related valuation allowances:

	Three Months Ended
	September 30,
	2010	2009
	(Dollars in thousands)

Mortgage servicing rights:
Balance at beginning of period	$222	$116
Additions	94	39
Disposals	-	-
Amortization	(24)	(2)
Balance at end of period	292	153

Valuation allowances:
Balance at beginning of period	-	-
Additions	17	-
Recoveries	-	-
Write-downs	-	-
Balance at end of period	17	-

Mortgage servicing assets, net	$275	$153

Fair value of mortgage servicing assets	$275	$157

(7)	Secured Borrowings and Collateral

Federal Home Loan Bank advances

At September 30, 2010, all Federal Home Loan Bank (“FHLB”) of Boston advances are secured by a blanket security agreement on qualified collateral, principally first mortgage loans on owner-occupied residential property in the amount of $57.5 million, government-sponsored enterprise obligations with a fair value of $2.0 million and mortgage-backed securities with a fair value of $8.6 million.

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are funds borrowed from customers on an overnight basis. The amount of securities collateralizing the agreements to repurchase remains in securities and the obligation to repurchase securities sold is reflected as a liability in the consolidated balance sheets.  Securities sold under agreement to repurchase amounted to $591,000 at September 30, 2010 and are secured by Government-sponsored enterprise obligations with a fair value of $1.0 million.  The weighted average interest rate on these agreements was 0.50% at September 30, 2010.

(8)	Fair Value Measurements

The Company groups its financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value as follows:

Level l - Valuation is based on quoted prices in active markets for identical assets or liabilities. Level l assets and liabilities generally include debt and equity securities that are traded in an active exchange market. At September 30, 2010, the Company had no assets or liabilities valued using Level 1 measurements.

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

All of the Company’s securities that are measured at fair value are included in Level 2 and are based on pricing models from independent, third party pricing services that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads and new issue data. There are no liabilities measured at fair value. All of the Company’s loans that are measured at fair value are included in Level 3 and are based on the appraised value of the underlying collateral considering discounting factors, if deemed appropriate, and adjusted for selling costs. These appraised values may be discounted based on management’s historical knowledge, expertise or changes in market conditions from time of valuation. The Company did not have any significant transfers of assets or liabilities to or from Levels 1 and 2 of the fair value hierarchy during the three month period ended September 30, 2010.

Assets and liabilities measured at fair value on a recurring basis at September 30, 2010 and June 30, 2010 are summarized below.

	Level 1	Level 2	Level 3	Assets at Fair Value
	(In thousands)
At September 30, 2010

Assets
Securities available for sale	$-	$8,001	$-	$8,001

At June 30, 2010

Assets
Securities available for sale	$-	$10,925	$-	$10,925
Derivative loan commitments	-	-	84	84
	$-	$10,925	$84	$11,009

Liabilities
Forward loan sale commitments	$-	$-	$70	$70

	Fair Value Measurements Using Signifigant Unobservable Inputs
	Level 3
	Derivative Loan Commitments	Forward Loan Sale Commitments

Beginning balance June 30, 2010	$84	$70
Transfers in and/or out of level 3	(84)	(70)
Ending balance, September 30, 2010	$-	$-

The Company may also be required, from time to time, to measure certain other financial assets on a nonrecurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. Assets measured at fair value on a non-recurring basis at September 30, 2010 are summarized below. The fair value adjustments relate to the amount of write down recorded during the three months ended September 30, 2010 on the assets held at September 30, 2010.

	Level 1	Level 2	Level 3	Assets at Fair Value
	(In thousands)
At September 30, 2010

Impaired loans	$-	$-	$63	$63

	Level 1	Level 2	Level 3	Assets at Fair Value
	(In thousands)
At June 30, 2010

Impaired loans	$-	$-	$73	$73

Fair Value Measurements Using Signifigant Unobservable Inputs Level 3 Impaired Loans

Beginning balance June 30, 2010	$73
Transfers in and/or out of level 3	(10)
Ending balance, September 30, 2010	$63

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

Short-term FHLB advances: The fair value of short-term FHLB advances approximate carrying value, as they generally mature within 90 days.

Long-term FHLB advances: The fair value for long-term FHLB advances is estimated using discounted cash flow analyses based on current market borrowing rates for similar types of borrowing arrangements.

Accrued interest:  The carrying amounts of accrued interest approximate fair value.

Off-balance-sheet instruments:  Fair values for off-balance-sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.  At September 30, 2010 and June 30, 2010, the fair value of commitments outstanding is not significant since fees charged are not material.

The estimated fair values and related carrying amounts of the Company’s financial instruments at September 30, 2010 and June 30, 2010, are as follows:

	September 30, 2010		June 30, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$5,419	$5,419	$7,340	$7,340
Securities available for sale	8,001	8,001	10,925	10,925
Securities held to maturity	3,451	3,655	3,718	3,927
FHLB stock	3,111	3,111	3,111	3,111
Loans held for sale	1,294	1,294	1,559	1,559
Loans, net	178,076	184,378	175,867	181,276
Accrued interest receivable	789	789	794	794
Capitalized mortgage servicing rights	275	275	222	237

Financial liabilities:
Deposits	155,146	156,164	147,286	148,511
Securities sold under agreements
to repurchase	591	591	407	407
Short-term FHLB advances	2,000	2,000	7,250	7,250
Long-term FHLB advances	29,697	30,421	35,711	36,430
Accrued interest payable	96	96	115	115

On-balance sheet derivative
financial instruments:
Derivative loan commitments
- Assets	-	-	84	84
Forward loan sale commitments
- Liabilities	-	-	70	70

(9)	Equity Incentive Plan

At September 30, 2010, the Company had one equity incentive plan, which was described more fully in Note 13 of the consolidated financial statements and notes thereto for the year ended June 30, 2010.

The following table presents the activity for the 2009 Plan for the three months ended September 30, 2010:

	Stock Options				Non-vested Restricted Stock
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractural Term (years)	Aggregate Intrinsic Value	Number of Shares	Weighted Average Grant Date Value

Oustanding at beginning
of year	24,000	$6.72			24,000	$5.20

Granted	-	$-			-	$-

Forfeited	-	$-			-	$-

Oustanding at end of period	24,000	$6.72	9.39	$-	24,000	$5.20

Options exercisable at
end of period	-	$-	-	$-

As of September 30, 2010, unrecognized share-based compensation expense related to non-vested options amounted to $44,000 and the unrecognized share-based compensation expense related to non-vested restricted stock amounted to $107,000.  Both amounts are expected to be recognized over a weighted average period of 3.8 years.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $5.00 as of September 30, 2010 which would have been received by the option holders had all option holders exercised their options as of that date.  There were no in-the-money options exercisable as of September 30, 2010; therefore the options have no intrinsic value.

For the three months ended September 30, 2010, the Company recognized compensation expense for stock options of $3,000 with a related tax benefit of $500.  For the three months ended September 30, 2010, the Company recognized compensation expense for restricted stock awards of $8,000, with a related tax benefit of $3,000.

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

Our financial performance for the three months ended September 30, 2010 continued to improve, as the Company’s net income more than doubled compared to the same period last year. Our improved financial performance continued to be driven by an expanding net interest margin, primarily due to originations of higher-yielding commercial loans, a significant portion of which are collateralized by one-to-four family and multi-family properties, and the controlling of interest expense. The asset quality of our loan portfolio remained stable during the quarter. The Company’s earnings were supplemented by our mortgage banking activities, which are expected to make a significant contribution to profitability in future periods.

Critical Accounting Policies

Our critical accounting policies are those that involve significant judgments and assumptions by management and that have, or could have, a material impact on our income or the carrying value of our assets. Our critical accounting policies are those related to our allowance for loan losses and the valuation of our deferred tax assets. The allowance for loan losses is the amount estimated by management as necessary to cover credit losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses that is charged against income. Management performs a quarterly evaluation of the adequacy of the allowance for loan losses. We consider a variety of factors in establishing this estimate including, but not limited to, current economic conditions, delinquency statistics, geographic and industry concentrations, the adequacy of the underlying collateral, the financial strength of borrowers, results of internal and external loan reviews and other relevant factors. This evaluation is inherently subjective, as it requires material estimates by management that may be susceptible to significant change.

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

Comparison of Financial Condition at September 30, 2010 and June 30, 2010

Total assets decreased by $3.3 million, or 1.6%, to $208.2 million at September 30, 2010, from $211.5 million at June 30, 2010. The decrease in total assets resulted primarily from a decrease in cash and cash equivalents and securities available for sale, partially offset by an increase in net loans, as overnight funds and maturing securities were used to fund loan originations and to pay off maturing FHLB borrowings. The utilization of cash to reduce FHLB borrowings reflects management’s efforts to improve net interest margin and selected capital ratios. Cash and cash equivalents decreased $1.9 million, or 26.2%, to $5.4 million at September 30, 2010. Investment securities available for sale decreased $2.9 million, or 26.8%, to $8.0 million at September 30, 2010, from $10.9 million at June 30, 2010. Investment securities held to maturity decreased $267,000, or 7.2%, to $3.4 million at September 30, 2010. At September 30, 2010, total investment securities were comprised of government-sponsored enterprise obligations and mortgage-backed securities, all of which are guaranteed by government-sponsored enterprises. As a result, our investment securities impairment considerations generally related to fluctuations in market interest rates. At September 30, 2010, no securities were deemed to be other–than-temporarily impaired. Net loans increased $2.2 million, or 1.3%, to $178.1 million at September 30, 2010, from $175.9 million at June 30, 2010, primarily due to a $3.9 million, or 55.8%, increase in commercial real estate loans collateralized by one-to-four family residential investment properties and a $1.7 million, or 10.7% increase in construction loans collateralized by one-to-four family residential properties, partially offset by a $2.0 million, or 27.5%, decrease in construction loans collateralized by multi-family residential properties and a $1.5 million, or 2.0%, decrease in residential loans. Total interest-earning assets decreased $1.7 million, or 0.9%, to $198.6 million at September 30, 2010, from $200.3 million at June 30, 2010.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan as of the dates indicated.

	At September 30, 2010		At June 30, 2010
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Residential loans:
One-to-four family	$72,868	40.55%	$74,390	41.92%
Home equity loans
and lines of credit	16,815	9.36	17,251	9.72
Total residential mortgage loans	89,683	49.91	91,641	51.64

Commercial loans:
One-to-four family investment property	11,029	6.14	7,080	3.99
Multi-family real estate	14,156	7.88	14,085	7.94
Commercial real estate	27,105	15.09	26,535	14.95
Commercial business	11,438	6.37	11,010	6.21
Total commercial loans	63,728	35.48	58,710	33.09

Construction loans:
One-to-four family	17,576	9.78	15,873	8.95
Multi-family	5,189	2.89	7,161	4.03
Non-residential	2,733	1.52	3,329	1.88
Total construction loans	25,498	14.19	26,363	14.86

Consumer	759	0.42	719	0.41

Total loans:	179,668	100.00%	177,433	100.00%

Other items:
Net deferred loan costs	90		110
Allowance for loan losses	(1,682)		(1,676)

Total loans, net	$178,076		$175,867

Non-performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. Delinquent loans that are 90 days or more past due are generally considered non-performing assets.

	At September 30,	At June 30,
	2010	2010
	(Dollars in thousands)

Non-accrual loans:
Residential mortgage loans	$243	$142
Commercial loans	-	-
Construction loans	-	-
Consumer	-	18

Total non-accrual loans	243	160

Loans greater than 90 days delinquent
and still accruing:
Residential mortgage loans	-	-
Commercial loans	-	-
Construction loans	-	-
Consumer	-	-

Total loans greater than 90 days delinquent
and still accruing	-	-

Restructured loans	209	210

Total non-performing loans	452	370

Real estate owned	53	66

Total non-performing assets	$505	$436

Ratios:
Non-performing loans to total loans	0.25%	0.21%
Non-performing assets to total assets	0.24%	0.21%

Asset quality continued to be stable, as non-performing assets increased $69,000 to $505,000 at September 30, 2010 compared to $436,000 at June 30, 2010. These balances represented 0.24% of total assets at September 30, 2010 and 0.21% of total assets at June 30, 2010. The allowance for loan losses was $1.7 million at September 30, 2010, an increase of $6,000 from June 30, 2010. Loan charge-offs were $20,000 and loan recoveries were $3,000 for the three months ended September 30, 2010, as compared to loan charge-offs of $3,000 and loan recoveries of $6,000 for the same period in 2009. The allowance represented 0.94% of total loans at September 30, 2010 and June 30, 2010. At these levels, the allowance for loan losses as a percentage of non-performing loans was 372.12% at September 30, 2010 and 452.97% at June 30, 2010.

Total deposits increased by $7.9 million, or 5.3%, to $155.1 million at September 30, 2010, from $147.3 million at June 30, 2010. The deposit increases were used to pay off maturing FHLB borrowings and were primarily due to increases in money market accounts, certificate of deposits, NOW and demand deposit accounts, partially offset by decreases in savings accounts. The increases in money market deposit and NOW accounts were substantially related to the introduction of a new relationship banking program that featured free identity theft protection for account holders. Money market accounts increased $5.1 million, or 10.0% and NOW accounts increased $1.0 million, or 7.7%. Additionally, certificates of deposit increased $1.2 million, or 2.2% and demand deposit accounts increased $217,000, or 1.4%. Savings accounts decreased $318,000, or 2.6%.

Total borrowings from the FHLB decreased $11.3 million, or 26.2%, as deposit inflows, overnight funds and maturing securities were used to pay off maturing FHLB borrowings. Short-term borrowings decreased $5.3 million, or 72.4% and long-term borrowings decreased $6.0 million, or 24.0%.

Total stockholders’ equity increased $372,000, or 2.0%, to $18.7 million at September 30, 2010, from $18.4 million at June 30, 2010, primarily due to net income of $365,000. The net unrealized gains on securities available for sale of $179,000 at September 30, 2010 were attributable to changes in market interest rates.

Comparison of Operating Results for the Three Months Ended September 30, 2010 and 2009

General. Net income for the three months ended September 30, 2010 was $365,000, or $.14 per basic and diluted share, compared to net income of $158,000, or $.06 per basic and diluted share for the three months ended September 30, 2009. The increase in net income was primarily due to an increase in net interest income and non-interest income, partially offset by an increase in non-interest expense.

Interest Income. Interest income increased by $218,000, or 8.3%, to $2.8 million for the three months ended September 30, 2010. The increase in interest income was primarily due to an increase in the average balance of interest-earning assets of $14.4 million, or 7.8%, to $199.7 million for the three months ended September 30, 2010, from $185.3 million for the same period in 2009 and by a 3 basis point increase in the average yield on interest-earning assets to 5.67% for the three months ended September 30, 2010, from 5.64% for the same period in 2009.

Interest income on loans increased $242,000, or 9.8%, to $2.7 million for the three months ended September 30, 2010. The increase was due to an increase in the average balance of loans of $14.3 million, or 8.7%, to $178.8 million for the three months ended September 30, 2010, from $164.6 million for the three months ended September 30, 2009 and by an increase in average loan yields of 6 basis point to 6.04% for the three months ended September 30, 2010, from 5.98% for the three months ended September 30, 2009.

Interest and dividend income on investment securities decreased $25,000, or 16.4%, for the three months ended September 30, 2010, compared to the same period in 2009. The decrease in interest income was due to a decrease in the average balance of investment securities of $1.8 million, or 9.8%, to $16.0 million for the three months ended September 30, 2010, from $17.8 million for the three months ended September 30, 2009 and by a decrease in average investment yields of 25 basis points, reflecting lower market interest rates, to 3.17% for the three months ended September 30, 2010, from 3.42% for the three months ended September 30, 2009.

Interest Expense. Interest expense decreased $174,000, or 16.9%, to $857,000 for the three months ended September 30, 2010 from $1.0 million for the three months ended September 30, 2009. The decrease in interest expense was primarily due to a 56 basis point decrease in the average cost of interest-bearing liabilities, reflecting the lowering of deposit interest rates offered, the maturing of higher-rate deposits and a shortening of the term of FHLB borrowings, to 1.97% for the three months ended September 30, 2010, from 2.53% for the same period in 2009, partially offset by an increase in the average balance of interest-bearing liabilities of $11.4 million, or 7.0%, to $174.4 million for the three months ended September 30, 2010, from $163.0 million for the same period in 2009.

Interest expense on interest-bearing deposits decreased $79,000, or 12.8%, to $537,000 for the three months ended September 30, 2010, from $616,000 for the same period in 2009. The decrease was primarily due to a 43 basis point decrease in the average cost of interest-bearing deposits to 1.57% for the three months ended September 30, 2010, from 2.00% for the same period in 2009, partially offset by an increase in the average balance of interest-bearing deposits of $13.1 million, or 10.6%, to $136.6 million for the three months ended September 30, 2010 from $123.5 million for the same period in 2009.

Interest expense on FHLB short-term and long-term advances decreased $95,000, or 22.9%, to $319,000 for the three months ended September 30, 2010, from $414,000 for the same period in 2009. The decrease was primarily due to an 83 basis point decrease in the average cost of FHLB short-term and long-term advances to 3.42% for the three months ended September 30, 2010, from 4.25% for the same period in 2009 and by a decrease in the average balance of FHLB short-term and long-term advances of $1.7 million, or 4.3%, to $37.3 million for the three months ended September 30, 2010 from $39.0 million for the same period in 2009.

Net Interest Income. Net interest income increased $392,000, or 24.8%, to $2.0 million for the three months ended September 30, 2010, from $1.6 million for the same period in 2009. The increase in net interest income was primarily the result of a 54 basis point increase in net interest margin to 3.95% for the three months ended September 30, 2010, from 3.41% for the same period in 2009 and by the $3.0 million or 13.5%, increase in net average interest-earning assets to $25.3 million for the three months ended September 30, 2010, from $22.3 million for the same period in 2009.

Provision for Loan Losses. The provision for loan losses for the three months ended September 30, 2010 was $23,000 compared to $33,000 for the three months ended September 30, 2009. Loan charge-offs were $20,000 and loan recoveries were $3,000 for the three months ended September 30, 2010, as compared to loan charge-offs of $3,000 and loan recoveries of $6,000 for the same period in 2009.

Non-interest Income. Non-interest income increased $69,000, or 28.9%, to $308,000 for the three months ended September 30, 2010, from $239,000 for the same period in 2009. The increase was primarily related to increases in income from bank-owned life insurance (“BOLI”) and net mortgage banking income. Income from BOLI increased $41,000, to $26,000 for the three months ended September 30, 2010, compared to a loss of $15,000 for the three months ended September 30, 2009. The loss in 2009 was related to investments in variable BOLI policies, which were converted to fixed rate BOLI policies in September 2009. Net mortgage banking income increased $37,000, or 42.0% to $125,000 for the three months ended September 30, 2010 and was primarily related to the sale of $13.7 million in residential mortgage loans.

Non-interest Expense. Non-interest expense increased $148,000, or 9.7%, to $1.7 million for the three months ended September 30, 2010. The increase in non-interest expense was primarily due to an increase in salaries and benefits, other general and administrative expenses and advertising expense, partially offset by a decrease in professional fees. Salaries and benefits expense increased $64,000, or 7.6% primarily due to an increase in temporary labor expense of $20,000 and stock benefit plans expense of $11,000. Advertising expense increased $29,000 or 63.0%, to $75,000 for the three months ended September 30, 2010 from $46,000 for the same period in 2009, primarily due to the inclusion of a radio campaign in the advertising program. Other general and administrative expenses increased $49,000, or 25.1%, for the three months ended September 30, 2010, primarily due to a $13,000 write down of other real estate owned and a $10,000 increase in recruitment expense.

Income Taxes. The income before income taxes of $582,000 for the three months ended September 30, 2010 resulted in an income tax provision of $217,000 for the three months ended September 30, 2010, as compared to income before income taxes of $259,000 and a related income tax provision of $101,000 for the three months ended September 30, 2009. The effective tax rates for the three months ended September 30, 2010 and 2009 were 37.3% and 39.0%, respectively. The decrease in the effective rate for the three months ended September 30, 2010, compared to the effective tax rate for the three months ended September 30, 2009 was primarily due to the $41,000 increase in income from BOLI, which is non-taxable income.

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

	At September 30,		Three Months Ended September 30,
	2010		2010			2009
		Weighted	Average			Average
	Outstanding	Average	Outstanding		Yield/	Outstanding		Yield/
	Balance	Rate	Balance	Interest	Rate	Balance	Interest	Rate
			(Dollars in thousands)
Interest-earning assets:
Loans	$181,052	5.95%	$178,819	$2,702	6.04%	$164,559	$2,460	5.98%
Investment securities (1)	14,563	3.13%	16,039	127	3.17%	17,785	152	3.42%
Short-term investments	2,997	0.01%	4,844	1	0.08%	2,970	-	0.00%
Total interest-earning assets	198,612	5.65%	199,702	2,830	5.67%	185,314	2,612	5.64%
Non-interest-earning assets	9,630		11,169	-		12,752	-
Total assets	$208,242		$210,871	2,830		$198,066	2,612

Interest-bearing liabilities:
Savings deposits	$11,990	0.18%	$11,947	$7	0.23%	$11,001	$4	0.15%
NOW accounts	14,579	0.37%	13,785	24	0.70%	10,516	1	0.04%
Money market accounts	55,977	0.91%	54,640	171	1.25%	45,385	138	1.22%
Certificates of deposit	56,328	2.34%	56,208	335	2.38%	56,579	473	3.34%
Total interest-bearing deposits	138,874	1.37%	136,580	537	1.57%	123,481	616	2.00%
FHLB advances	31,697	3.48%	37,303	319	3.42%	38,961	414	4.25%
Repurchase agreements	591	0.50%	486	1	0.82%	548	1	0.73%
Total interest-bearing liabilities	171,162	1.76%	174,369	857	1.97%	162,990	1,031	2.53%
Non-interest-bearing liabilities:
Demand deposits	16,272		15,982			16,179
Other non-interest-bearing liabilities	2,068		1,984			1,471
Total liabilities	189,502		192,335			180,640
Stockholders' equity	18,740		18,536			17,426
Total liabilities and equity	$208,242		$210,871			$198,066

Net interest income				$1,973			$1,581
Net interest rate spread (2)		3.89%			3.70%			3.11%
Net interest-earning assets (3)	$27,450		$25,333			$22,324
Net interest margin (4)					3.95%			3.41%
Average of interest-earning
assets to interest-bearing
liabilities		116.04%			114.53%			113.70%

__________________________________________________________________________
(1)	Consists entirely of taxable investment securities.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	For the Three Months Ended September 30, 2010
	Compared to the Three Months Ended
	September 30, 2009
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In thousands)

Interest-earning assets:
Loans	$213	$29	$242
Investment securities	(15)	(10)	(25)
Short-term investments	-	1	1

Total interest-earning assets	198	20	218

Interest-bearing liabilities:
Savings deposits	-	3	3
NOW accounts	-	23	23
Money market accounts	28	5	33
Certificates of deposit	(3)	(135)	(138)

Total interest-bearing deposits	25	(104)	79

FHLB advances	(18)	(77)	(95)

Total interest-bearing liabilities	7	(181)	(174)

Change in net interest income	$191	$201	$392

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2010, cash and cash equivalents totaled $5.4 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $8.0 million at September 30, 2010. Our policies also allow for access to the wholesale funds market for up to 50.0% of total assets, or $104.1 million. At September 30, 2010, we had $31.7 million in FHLB advances outstanding and $699,000 in brokered certificates of deposit, allowing the Company access to an additional $71.7 million in wholesale funds based on policy guidelines.

At September 30, 2010, we had $12.4 million in loan commitments outstanding. In addition to commitments to originate loans, we had $21.5 million in unadvanced funds to borrowers.

Related to our secondary market activities, we had $11.5 million of forward loan sale commitments at September 30, 2010. These forward loan sale commitments were used to offset the interest rate risk associated with mortgage loans, which have had their interest rate locked by our customers. We also had $1.3 million of loans held for sale at September 30, 2010.

Certificates of deposit due within one year of September 30, 2010 totaled $40.0 million, or 25.8% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit or other wholesale funding options. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2010. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

We have no material commitments or demands that are likely to affect our liquidity other than set forth below. In the event loan demand were to increase at a pace greater than expected, or any unforeseen demand or commitment were to occur, we would access our borrowing capacity with the FHLB and other wholesale market sources.

Our primary investing activities are the origination of loans and the purchase of securities. During the three months ended September 30, 2010, we originated $32.9 million of loans and purchased $1.5 million in investment securities. We also sold $13.7 million in residential mortgage loans for the three months ended September 30, 2010.

 Financing activities consist primarily of activity in deposit accounts, FHLB borrowings and advances and the sale of residential mortgages. We experienced a net increase in total deposits of $7.9 million for the three months ended September 30, 2010. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive.

FHLB borrowings and advances reflected a net decrease of $11.3 million during the three months ended September 30, 2010. FHLB borrowings and advances have primarily been used to fund loan demand.

Capital Management. The Bank is subject to various regulatory capital requirements including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2010, the Bank exceeded all of its regulatory capital requirements and is considered “well capitalized” under regulatory guidelines.

The OTS, as the primary federal regulator of federal savings banks, periodically recommends certain of those institutions take voluntary steps to reduce risk to the institutions and the federal deposit insurance fund. In light of the current economic environment, the OTS requested and the Bank’s board of directors agreed on October 27, 2009 to certain voluntary constraints on the Bank’s leveraged growth strategy. The OTS has agreed to revisit these voluntary constraints from time to time. The voluntary constraints are as follows: (i) the Bank will maintain a Tier one (core) capital ratio of at least 7.1%; and (ii) in the event the Tier one (core) capital ratio decreases below 7.5%, the ratio of “high-risk” loans, as defined, to Tier one (core) capital would not exceed 350%; the ratio of classified assets to Tier one (core) capital (plus the allowance for loan losses) would not exceed 15%; and the ratio of nonperforming assets to total assets would not exceed 1.5%. As of September 30, 2010, the Bank’s Tier one capital ratio was 7.81% compared to the requested target of 7.50%. The Company has $600,000 of cash available to down-stream to the Bank to support its future capital needs.

Off-Balance Sheet Arrangements.  For the three months ended September 30, 2010, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

a) Not applicable

b) Not applicable

c) The Company did not repurchase any shares during the quarter ended September 30, 2010.

Item 3.	Defaults Upon Senior Securities

None
Item 4.	[Removed and Reserved]

Item 5.	Other Information

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

GEORGETOWN BANCORP, INC.
(Registrant)

Date: November 15, 2010	/s/ Robert E. Balletto
Robert E. Balletto
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Joseph W. Kennedy
Joseph W. Kennedy
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Accounting and Financial Officer)