Form 10-K
period 2010-12-31
Georgetown Bancorp, Inc.
filed 2011-03-31
CIK 1302709

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☒ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   June 30, 2010  to December 31, 2010

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

Common Stock, par value $0.10 per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☒

As of March 25, 2011, there were 2,688,105 shares issued and outstanding of the registrant’s Common Stock, including 1,527,487 shares owned by Georgetown Bancorp, MHC. The aggregate value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price of the Common Stock as of June 30, 2010 was $4.5 million.

DOCUMENTS INCORPORATED BY REFERENCE

1.           Portions of Annual Report to Stockholders (Part II)

2.           Proxy Statement for the 2011 Annual Meeting of Stockholders (Part III)

Georgetown Bancorp, Inc.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2010

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

General

Our principal business has consisted of attracting retail deposits from the general public primarily in Essex County, Massachusetts and investing those deposits, together with borrowings and funds generated from operations, in one-to-four and multi-family residential mortgage loans, commercial business and real estate loans, construction loans, home equity loans and lines of credit and consumer loans, in the eastern Massachusetts and southern New Hampshire regions, as well as investing in investment securities. The Company’s strategic plan includes a greater emphasis on developing commercial business activities, both deposit and lending customer relationships and the continued development of a mortgage banking operation, which commenced in January 2009.

Our revenues are derived principally from interest on loans and securities, customer service fees and our mortgage banking operation. Our primary sources of funds are deposits, borrowings and principal and interest payments on loans and securities, as well as the sale of residential loans in the secondary market.

In March 2011, Georgetown Bancorp, MHC, the Company, the Bank and its subsidiary changed their fiscal year end from June 30 to December 31.

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

Lending Activities

Our principal lending activity has been the origination of first mortgage loans for the purchase or refinancing of one-to-four family residential real property. We have historically retained all loans that we originate, although we will occasionally enter into loan participations. The Company’s strategic plan includes a greater emphasis on developing commercial business activities, both deposit and lending customer relationships. We have been successful in executing this part of our strategic plan, as total commercial loans were 36.8% of total loans as of December 31, 2010, compared to 33.1% as of June 30, 2010. In accordance with the strategic plan initiative of the development of a mortgage banking operation, the Company sold $29.9 million in residential loans in the secondary market, generating $417,000 in non-interest income during the six month period ended December 31, 2010. We expect to have a greater emphasis in this activity in the future. One-to-four family residential real estate mortgage loans represented $70.7 million, or 39.3% of our total loan portfolio at December 31, 2010, compared to 41.9% as of June 30, 2010. We also offer construction loans, home equity loans and lines of credit and to a lesser extent, consumer loans. At December 31, 2010, construction loans totaled $25.2 million, or 14.0% of our loan portfolio and home equity loans and lines of credit totaled $17.3 million, or 9.6% of our loan portfolio. We also originate consumer loans that are not secured by real estate, including automobile loans, deposit account loans and unsecured personal loans. At December 31, 2010, such loans totaled $726,000, or 0.4% of our loan portfolio.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan as of the dates indicated.

	At December 31,		At June 30,
	2010		2010		2009		2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Residential loans:
One-to-four family	$70,685	39.25%	$74,390	41.92%	$82,140	49.74%	$88,992	59.35%	$93,806	72.97%	$94,417	72.84%
Home equity loans
and lines of credit	17,305	9.61	17,251	9.72	16,592	10.05	11,565	7.71	10,304	8.01	10,614	8.19
Total residential mortgage loans	87,990	48.86	91,641	51.64	98,732	59.79	100,557	67.06	104,110	80.98	105,031	81.03

Commercial loans:
One-to-four family investment property	11,892	6.60	7,080	3.99	4,795	2.90	1,953	1.30	-	-	-	-
Multi-family real estate	14,121	7.84	14,085	7.94	8,226	4.98	3,601	2.40	975	0.76	-	-
Commercial real estate	27,688	15.38	26,535	14.95	21,525	13.04	17,380	11.59	13,581	10.56	11,891	9.17
Commercial business	12,475	6.93	11,010	6.21	8,364	5.06	5,595	3.73	2,157	1.68	1,473	1.14
Total commercial loans	66,176	36.75	58,710	33.09	42,910	25.98	28,529	19.02	16,713	13.00	13,364	10.31

Construction loans:
One-to-four family	16,725	9.29	15,873	8.95	13,327	8.07	11,210	7.47	2,589	2.01	9,411	7.26
Multi-family	7,730	4.29	7,161	4.03	2,786	1.69	7,293	4.86	2,833	2.20	-	-
Non-residential	733	0.41	3,329	1.88	7,042	4.26	1,883	1.26	1,565	1.22	1,179	0.91
Total construction loans	25,188	13.99	26,363	14.86	23,155	14.02	20,386	13.59	6,987	5.43	10,590	8.17

Consumer	726	0.40	719	0.41	353	0.21	498	0.33	763	0.59	630	0.49

Total loans	180,080	100.00%	177,433	100.00%	165,150	100.00%	149,970	100.00%	128,573	100.00%	129,615	100.00%

Other items:
Net deferred loan costs	95		110		130		151		165		179
Allowance for loan losses	(1,651)		(1,676)		(1,455)		(1,212)		(1,079)		(1,016)

Total loans, net	$178,524		$175,867		$163,825		$148,909		$127,659		$128,778

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2010. Demand loans, loans having no stated repayment schedule or maturity and overdraft loans are reported as being due in one year or less.

	Residential				Commercial
	One-to-four family		Home Equity Loans and Lines of Credit		One-to-four family investment property		Multi-family real estate		Commercial real estate		Commercial business
		Weighted		Weighted		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Due During the Years
Ending December 31,
2011	$617	6.17%	$36	3.25%	$3,082	5.96%	$-	-%	$3,234	7.45%	$1,358	6.62%
2012	284	6.71%	10	6.75%	1,423	6.44%	1,600	7.00%	1,024	6.71%	58	8.24%
2013	1,031	4.97%	-	-%	120	6.65%	1,023	6.55%	3,797	6.92%	400	6.34%
2014-2015	597	4.98%	47	6.52%	1,719	6.85%	-	-%	1,824	6.69%	3,140	5.20%
2016-2020	9,246	5.13%	1,871	6.44%	4,867	6.68%	10,309	6.65%	13,806	6.71%	6,843	5.20%
2021-2025	3,229	5.78%	3,340	4.02%	-	-%	1,035	6.75%	623	6.40%	-	-%
2026 and beyond	55,681	5.26%	12,001	4.60%	681	6.41%	154	7.75%	3,380	6.95%	676	4.87%

Total	$70,685	5.27%	$17,305	4.69%	$11,892	6.47%	$14,121	6.70%	$27,688	6.85%	$12,475	5.39%

	Construction

	One-to-four family		Multi-family		Non-residential		Consumer		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Due During the Years
Ending December 31,
2011	$10,392	7.04%	$5,029	6.99%	$533	6.06%	$173	13.86%	$24,454	6.92%
2012	3,891	6.95%	2,634	6.85%	-	-%	30	8.89%	10,954	6.85%
2013	-	-%	-	-%	-	-%	90	6.57%	6,461	6.50%
2014-2015	-	-%	-	-%	-	-%	388	5.61%	7,715	5.93%
2016-2020	459	7.13%	67	7.00%	200	6.00%	22	5.18%	47,690	6.16%
2021-2025	-	-%	-	-%	-	-%	-	-%	8,227	5.23%
2026 and beyond	1,983	5.89%	-	-%	-	-%	23	4.61%	74,579	5.26%

Total	$16,725	6.89%	$7,730	6.94%	$733	6.04%	$726	7.79%	$180,080	5.89%

The following table sets forth the scheduled repayments of fixed and adjustable-rate loans at December 31, 2010 that are contractually due after December 31, 2011.

	Due After December 31, 2011
	Fixed	Adjustable	Total
	(Dollars in thousands)

Residential:
One-to-four family	$43,725	$26,343	$70,068
Home equity loans and lines
lines of credit	3,258	14,011	17,269
Total residential mortgage loans	46,983	40,354	87,337

Commercial:
One-to-four family investment property	3,616	5,194	8,810
Multi-family real estate	3,940	10,181	14,121
Commercial real estate	9,624	14,830	24,454
Commercial business	1,732	9,385	11,117
Total commercial loans	18,912	39,590	58,502

Construction:
One-to-four family	4,130	2,203	6,333
Multi-family	2,701	-	2,701
Non-residential	-	200	200
Total construction	6,831	2,403	9,234

Consumer	553	-	553

Total loans	$73,279	$82,347	$155,626

One-to-four family Residential Loans. At December 31, 2010, $70.7 million, or 39.3% of our loan portfolio consisted of one-to-four family residential mortgage loans. The Company’s strategic plan includes the development of a mortgage banking operation, whereby the majority of fixed-rate, residential loan originations are sold, primarily on a servicing-retained basis. The Company sold $29.9 million in residential mortgages during the six month period ended December 31, 2010, as we continued the development of our mortgage banking operation. One-to-four family mortgage loan originations are generally obtained from our outside and in-house loan representatives, from existing or past customers, through advertising, and through referrals from local real estate brokers and attorneys and are underwritten pursuant to the Bank’s policies and standards. Generally, one-to-four family residential mortgage loans are originated in amounts up to 80% of the lesser of the appraised value or purchase price of the property, with private mortgage insurance required on loans with a loan-to-value ratio in excess of 80%. Fixed-rate mortgage loans generally are originated for terms of 10, 15, 20, 25, 30 and 40 years. Generally, all fixed-rate residential mortgage loans are underwritten according to secondary market policies and procedures.

We also offer adjustable-rate mortgage loans for one-to-four family properties, primarily with an interest rate based on the one-year LIBOR Index, which adjusts annually from the outset of the loan or which adjusts annually after a three-or five-year initial fixed-rate period. We originated $3.7 million of adjustable-rate, one-to-four family residential loans during the six month period ended December 31, 2010 and $34.0 million of fixed-rate one-to-four family residential loans during the same period. Of these originations, $29.0 million were originated for sale in the secondary mortgage market. Our adjustable-rate mortgage loans generally provide for maximum rate adjustments of 2% per adjustment, with a lifetime maximum adjustment up to 5%, regardless of the initial rate. Our adjustable-rate mortgage loans amortize over terms of up to 30 years. Generally, all adjustable-rate residential mortgage loans are underwritten according to secondary market policies and procedures.

Adjustable-rate mortgage loans decrease the risk associated with changes in market interest rates by periodically repricing, but involve other risks because, as interest rates increase, the underlying payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustments permitted by our loan documents and, therefore, the effectiveness of adjustable-rate mortgage loans may be limited during periods of rapidly rising interest rates. At December 31, 2010, $26.3 million, or 37.3% of our one-to-four family residential loans, had adjustable-rates of interest.

In an effort to provide financing for first-time homebuyers, we offer the first-time homebuyer loan programs from Massachusetts Housing Finance Agency (“Mass Housing”) and Federal Housing Administration (“FHA”). These programs offer one-to-four family residential mortgage loans to qualified individuals. These loans are offered with terms and fixed-rates of interest similar to our other one-to-four family mortgage loan products.  Such loans must be secured by an owner-occupied residence. These loans are originated using Mass Housing and FHA “expanded” underwriting guidelines.  Such loans are originated in amounts of up to 95% of the lower of the property’s appraised value or the sale price. Private mortgage insurance is required for loans with loan-to-value ratios of over 80%.

All residential mortgage loans that we originate include “due-on-sale” clauses, which give us the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid. Regulations limit the amount that a savings bank may lend relative to the appraised value of the real estate securing the loan, as determined by an appraisal of the property at the time the loan is originated. All borrowers are required to obtain title insurance for the benefit of the Bank. We also require homeowner’s insurance and fire and casualty insurance and, where circumstances warrant, flood insurance on properties securing real estate loans. Our loan policy provides that we will not originate loans secured by real estate that contains underground fuel storage tanks. At December 31, 2010, our largest residential mortgage loan had a principal balance of $1.5 million and was secured by a residence located in Wellesley, Massachusetts. This loan was performing in accordance with its repayment terms.

Home Equity Loans and Home Equity Lines of Credit. We also offer home equity loans and home equity lines of credit, both of which are secured by one-to-four family residences. At December 31, 2010, home equity loans and equity lines of credit totaled $17.3 million, or 9.6% of total loans. Additionally, at December 31, 2010, the unadvanced amounts of home equity lines of credit totaled $10.4 million. The underwriting standards utilized for home equity loans and equity lines of credit include a determination of the applicant’s credit history, an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan. The combined loan-to-value ratio for home equity loans and equity lines of credit is generally limited to 85%. Home equity loans are offered with fixed-rates of interest and with terms of up to 15 years. Our home equity lines of credit have adjustable-rates of interest that are generally equal to the prime rate, as reported in The Wall Street Journal, plus .50% with a floor rate of 4.00%.

Commercial Real Estate Loans. We originate commercial real estate loans, including commercial lines of credit, generally in our primary lending market area, that are secured by properties used for business purposes such as small office buildings or retail facilities, five or more unit apartment buildings and one-to-four family investment properties. At December 31, 2010, commercial real estate mortgage loans totaled $53.7 million, which amounted to 29.8% of total loans. Our real estate underwriting policies provide that such loans may be made in amounts of up to 80% of the appraised value of the property, provided such loan complies with our loans-to-one borrower limit for these types of loans. Our loans-to-one borrower limit is 15% of the Bank’s unimpaired capital, which, at December 31, 2010 was $2.9 million. Our commercial real estate loans may be made with terms of up to 10 years with an amortization of 25 years and are offered with interest rates that are fixed or adjust periodically and are generally indexed to Federal Home Loan Bank of Boston advance rates. In reaching a decision on whether to make a commercial real estate loan, we consider the net operating income of the property, the borrower’s expertise and credit history, and the profitability of the underlying business and the value of the underlying property. In addition, with respect to real estate rental properties, we will also consider the term of the lease and the quality of the tenants. We generally require that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.25 times. Environmental surveys are generally required for commercial real estate loans. Generally, commercial real estate loans made to corporations, partnerships and other business entities require the principals to execute the loan agreements in their individual capacity, as well as signing on behalf of such business entity.

A commercial borrower’s financial information is monitored on an ongoing basis by requiring periodic financial statement updates, payment history reviews and periodic face-to-face meetings with the borrower. We require commercial borrowers to provide annually updated financial statements and federal tax returns. These requirements also apply to the individual principals of our commercial borrowers. We also require borrowers with rental investment property to provide an annual report of income and expenses for the property, including a tenant list and copies of leases, as applicable. The largest commercial real estate loan in our portfolio at December 31, 2010 was a $2.2 million loan collateralized by commercial property located in Lawrence, Massachusetts. This loan was performing according to its terms at December 31, 2010.

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

Commercial Business Loans.  At December 31, 2010, we had $12.5 million in commercial business loans, which amounted to 6.9% of total loans. We make commercial business loans in our primary lending market area to a variety of professionals, sole proprietorships and small businesses. Commercial lending products include term loans and revolving lines of credit. The maximum amount of a commercial business loan is limited by our loans-to-one-borrower limit. Our loans-to-one borrower limit is 15% of the Bank’s unimpaired capital, which at December 31, 2010, was $2.9 million. Such loans are generally used for short and long-term working capital purposes such as purchasing inventory, equipment or furniture. Commercial business loans are made with either adjustable or fixed-rates of interest and fixed maturity or lines of credit. Variable rates are generally based on the prime rate, as published in The Wall Street Journal, plus a margin. Fixed-rate commercial business loans are set either at a margin above the Federal Home Loan Bank of Boston comparable advance rate or the prime rate swap curve. When making commercial business loans, we consider the financial statements of the borrower, our lending history with the borrower, the debt service capabilities of the borrower, the projected cash flows of the business and the value of the collateral, if applicable. Commercial business loans are generally secured by a variety of collateral, primarily accounts receivable, inventory and equipment, and we also require the business principals to execute such loans in their individual capacities. Depending on the amount of the loan and the collateral used to secure the loan, commercial business loans are made in amounts of up to 80% of the value of the collateral securing the loan. Commercial business loans generally have greater credit risk than residential mortgage loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans generally are made on the basis of the borrower’s ability to repay the loan from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may depend substantially on the success of the business itself. Further, any collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value. We seek to minimize these risks through our underwriting standards. At December 31, 2010, our largest outstanding commercial business loan was for $999,000 and was secured by commercial real estate and business assets located in Rowley, Massachusetts. This loan was performing according to its terms at December 31, 2010.

Construction Loans. We originate construction loans for the development of one-to-four family residential properties located in our primary lending market area to experienced local developers and to individuals for the construction of their personal residences. At December 31, 2010, one-to-four family residential construction loans amounted to $16.7 million, or 9.3% of total loans. At December 31, 2010, the unadvanced portion of these residential construction loans totaled $4.1 million.

Our residential construction loans generally provide for the payment of interest only during the construction phase, which is usually 12 months. Residential construction loans can be made with a maximum loan-to-value ratio of 90%, provided that the borrower obtains private mortgage insurance on the loan if the loan balance exceeds 80% of the appraised value or sales price, whichever is less, of the secured property. Before making a commitment to fund a residential construction loan, we require an appraisal on the property by an independent licensed appraiser. We also review and inspect each property before disbursement of funds during the term of the construction loan. Loan proceeds are disbursed after inspection based on the percentage of completion method. At December 31, 2010, the largest outstanding residential construction loan commitment was for $1.2 million for the construction of four residential condominium units located in Cambridge, Massachusetts, all of which was outstanding. This loan was performing according to its terms at December 31, 2010.

We also make construction loans for commercial development projects properties located in our primary lending market area. The projects include multi-family, apartment, retail and office buildings, and strip malls. These loans generally have an interest-only phase during construction and are generally set at a fixed-rate. Disbursement of funds is at our sole discretion and is based on independent third-party inspections of the progress of construction. The maximum loan-to-value ratio limit applicable to these loans is generally 80%. At December 31, 2010, construction loans collateralized by commercial properties totaled $733,000, or 0.4% of total loans and construction loans collateralized by multi-family properties totaled $7.7 million, or 4.3% of total loans. The unadvanced portion of these construction loans totaled $4.5 million at December 31, 2010 and was entirely associated with multi-family loans. At December 31, 2010, the largest non-residential construction loan commitment was for a $2.4 million multi-family property, located in Boston, Massachusetts, $2.1 million of which was outstanding. This loan was performing according to its terms at December 31, 2010.

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

The maximum amount of a construction loan is limited by our loans-to-one-borrower limit. Our loans-to-one borrower limit is 15% of the Bank’s unimpaired capital, which at December 31, 2010, was $2.9 million.

Consumer Loans. We offer consumer loans to customers residing in our primary lending market area with acceptable credit ratings. Our consumer loans generally consist of loans on new and used automobiles, loans secured by deposit accounts and unsecured personal loans. Consumer loans totaled $726,000 or 0.4% of our total loan portfolio at December 31, 2010.

Origination, Participation and Servicing of Loans.  Lending activities are conducted primarily by our loan personnel operating at our main and branch office locations. All loans originated by us are underwritten pursuant to our policies and procedures. We originate both adjustable-rate and fixed-rate loans. Our ability to originate fixed or adjustable-rate loans is dependent upon the relative customer demand for such loans, which is affected by the current and expected future levels of market interest rates. From time to time, we will participate in loans, sometimes as the “lead lender”. Whether we are the lead lender or not, we underwrite our participation portion of the loan according to our own underwriting criteria and procedures. At December 31, 2010, we had $7.2 million in loan participation interests in which we were the lead bank and $2.2 million in loan participation interests in which we were the participating bank.

Historically, we have generally retained in our portfolio and serviced all loans that we originated. However, in accordance with our strategic plan, we began selling residential mortgage loans in the secondary market. It is expected that a majority of future residential loan originations will be sold on a servicing-retained basis. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. During the six months ended December 31, 2010, we originated $37.7 million of fixed-rate and adjustable-rate one-to-four family loans, $8.7 million of which were placed in our portfolio.

The following table shows our loan originations and repayment activities for the periods indicated.

	Six Months Ended		Years Ended
	December 31,		June 30,
	2010	2009	2010	2009	2008	2007	2006
	(Dollars in thousands)

Total loans at beginning of period	$177,433	$165,150	$165,150	$149,970	$128,573	$129,615	$115,526
Loans originated:
Residential mortgage loans	39,718	16,862	39,324	31,525	14,878	9,779	31,330
Commercial loans	12,167	7,661	15,472	20,053	17,392	6,780	4,835
Construction loans	17,195	15,126	31,115	21,390	20,130	7,075	7,217
Consumer	81	74	526	125	216	625	619

Total loans originated	69,161	39,723	86,437	73,093	52,616	24,259	44,001

Deduct:
Principal repayments	(35,936)	(27,266)	(53,115)	(45,898)	(31,219)	(25,301)	(29,912)
Loan sales	(29,893)	(8,769)	(19,480)	(11,746)	-	-	-
Loans held for sale	(685)	(521)	(1,559)	(269)	-	-	-

Net loan activity	2,647	3,167	12,283	15,180	21,397	(1,042)	14,089

Total loans at end of period	$180,080	$168,317	$177,433	$165,150	$149,970	$128,573	$129,615

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

The Bank’s policies and loan approval limits are established by the Board of Directors. The Board of Directors has designated certain individuals of the Bank (ranging from senior management to senior loan underwriter) (the “Designated Individuals”) to consider and approve loans within their designated authority. Loans in amounts above the authorized limits of the Designated Individuals and loans outside of the designated authority of the Designated Individuals require the approval of the Bank’s Loan Committee. The Loan Committee consists of three non-employee directors and four employees of the Bank. All loans, which are approved by the Designated Individuals, are reviewed and ratified by the Loan Committee and the full Board of Directors of the Bank.

With regard to the lending authority of the Designated Individuals, the Bank’s President and Chief Executive Officer, Senior Vice President and Chief Commercial Loan Officer, Senior Vice President/Retail Lending and Senior Vice President and Senior Loan Officer each possess individual authority to approve all residential types of credit in amounts up to $750,000. Any two of these four Designated Individuals may also approve all residential types of credits in amounts up to $1.0 million on a combined basis. With regard to commercial lending authority of the Designated Individuals, the Bank’s President and Chief Executive Officer and Senior Vice President and Chief Commercial Loan Officer each possess individual authority to approve all commercial types of credit in amounts up to $750,000 and the Senior Vice President and Senior Loan Officer possesses individual authority to approve all commercial types of credit in amounts up to $500,000. The Bank’s President and Chief Executive Officer and Senior Vice President and Chief Commercial Loan Officer may also approve all commercial types of credits in amounts up to $1.0 million on a combined basis. The Bank’s senior loan underwriter possesses individual authority to approve one-to-four family mortgage loans that meet the eligibility requirements for sale to Fannie Mae on the secondary mortgage market.

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

Non-performing Loans. At December 31, 2010, $253,000, or 0.14%, of our total loans were non-performing loans. These loans consisted of two loans to two individual borrowers. Both of the loans are secured by real estate.  Included in the non-performing loan total at December 31, 2010 was one loan totaling $208,000 that has been restructured. The Bank granted an extension of the restructured loan in January 2011 and the borrower has continued to perform in accordance with the restructured terms of the loan.

Non-performing Assets.  The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. Delinquent loans that are 90 days or more past due are generally considered non-performing assets.

	December 31,	June 30,
	2010	2010	2009	2008	2007	2006
	(Dollars in thousands)

Non-accrual loans:
Residential mortgage loans	$45	$142	$671	$555	$564	$519
Commercial loans	-	-	-	-	-	321
Construction loans	-	-	66	612	-	-
Consumer	-	18	-	-	1	-

Total non-accrual loans	45	160	737	1,167	565	840

Loans greater than 90 days delinquent
and still accruing:
Residential mortgage loans	-	-	-	-	-	50
Commercial loans	-	-	-	-	-	-
Construction loans	-	-	-	-	-	-
Consumer	-	-	-	-	-	10

Total loans 90 days and still accruing	-	-	-	-	-	60

Restructured loans	208	210	-	219	1,701	226

Total non-performing loans	253	370	737	1,386	2,266	1,126

Other real estate owned	53	66	-	-	-	-

Total non-performing assets	$306	$436	$737	$1,386	$2,266	$1,126

Ratios:
Non-performing loans to total loans	0.14%	0.21%	0.45%	0.92%	1.76%	0.87%
Non-performing assets to total assets	0.15%	0.21%	0.37%	0.75%	1.37%	0.67%

At December 31, 2010, non-accrual loans totaled $45,000 (one loan). For the six months ended December 31, 2010, gross interest income that would have been recorded had this non-accruing loan been current in accordance with their original terms amounted to $1,000. Interest income recognized on all non-performing loans for the six months ended December 31, 2010 was $6,000.

Delinquent Loans. The following table sets forth the number and amount of delinquent loans by type at the dates indicated.

	Loans Delinquent For
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)

At December 31, 2010
Residential mortgage loans	1	$138	1	$45	2	$183
Commercial loans	-	-	-	-	-	-
Construction loans	-	-	-	-	-	-
Consumer	1	1	-	-	1	1

Total	2	$139	1	$45	3	$184

At June 30, 2010
Residential mortgage loans	2	$38	3	$142	5	$180
Commercial loans	1	937	-	-	1	937
Construction loans	-	-	-	-	-	-
Consumer	-	-	2	18	2	18

Total	3	$975	5	$160	8	$1,135

At June 30, 2009
Residential mortgage loans	2	$108	2	$514	4	$622
Commercial loans	-	-	-	-	-	-
Construction loans	-	-	1	66	1	66
Consumer	2	2	-	-	2	2

Total	4	$110	3	$580	7	$690

At June 30, 2008
Residential mortgage loans	3	$273	4	$555	7	$828
Commercial loans	-	-	-	-	-	-
Construction loans	-	-	1	612	1	612
Consumer	-	-	-	-	-	-

Total	3	$273	5	$1,167	8	$1,440

At June 30, 2007
Residential mortgage loans	1	$75	2	$564	3	$639
Commercial loans	-	-	-	-	-	-
Construction loans	-	-	-	-	-	-
Consumer	-	-	1	1	1	1

Total	1	$75	3	$565	4	$640

At June 30, 2006
Residential mortgage loans	2	$270	2	$569	4	$839
Commercial loans	1	2	1	321	2	323
Construction loans	-	-	-	-	-	-
Consumer	-	-	1	10	1	10

Total	3	$272	4	$900	7	$1,172

Potential problem loans are loans that are currently performing and are not included in non-accrual loans above, but may be delinquent. These loans require an increased level of management attention, because we have serious doubts as to the ability of the borrower to comply with the present loan repayment terms and as a result such loans may be included at a later date in non-accrual loans. At December 31, 2010, $4.0 million, or 2.2% of total loans, had been identified as potential problem loans, none of which were delinquent.

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

On the basis of management’s review of our assets, at December 31, 2010, we had classified $4.0 million of our assets as special mention, which consisted of four loans to four separate borrowers. At December 31, 2010, we had classified $253,000 of our assets as substandard, which consisted of two loans, one of which has been restructured. At December 31, 2010, we had no loans classified as doubtful or loss. The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations. Not all classified assets constitute non-performing assets.

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

Allowance for Loan Losses.  The following table sets forth activity in our allowance for loan losses for the periods indicated.

	Six Months Ended		Years Ended
	December 31,		June 30,
	2010	2009	2010	2009	2008	2007	2006
	(Dollars in thousands)

Balance at beginning of period	$1,676	$1,455	$1,455	$1,212	$1,079	$1,016	$882

Charge-offs:
Residential mortgage loans	30	-	73	-	50	31	-
Commercial loans	-	62	62	-	-	12	-
Construction loans	-	-	-	-	-	-	-
Consumer	24	4	20	15	10	19	8

Total charge-offs	54	66	155	15	60	62	8

Recoveries:
Residential mortgage loans	5	8	12	7	40	10	23
Commercial loans	-	-	-	-	-	1	8
Construction loans	-	-	-	-	-	-	-
Consumer	1	1	3	3	1	9	3

Total recoveries	6	9	15	10	41	20	34

Net (charge-offs) recoveries	(48)	(57)	(140)	(5)	(19)	(42)	26
Provision for loan losses	23	196	361	248	152	105	108

Balance at end of period	$1,651	$1,594	$1,676	$1,455	$1,212	$1,079	$1,016

Ratios:

Net (charge-offs) recoveries to average loans outstanding	-0.03%	-0.03%	-0.08%	-%	-0.01%	-0.03%	0.02%
Allowance for loan losses to
non-performing loans at end of period	652.57%	236.85%	452.97%	197.42%	87.45%	47.62%	90.23%
Allowance for loan losses to
total loans at end of period	0.92%	0.95%	0.94%	0.88%	0.81%	0.84%	0.78%

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

	At December 31,		At June 30,
	2010		2010		2009		2008		2007		2006
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)

Residential loans:
One-to-four family	$233	39.25%	$256	41.92%	$275	49.74%	$177	59.35%	$281	72.97%	$313	72.84%
Home equity loans
and lines of credit	320	9.61	345	9.72	384	10.05	261	7.71	180	8.01	144	8.19
Total residential mortgage loans	553	48.86	601	51.64	659	59.79	438	67.06	461	80.98	457	81.03

Commercial loans:
One-to-four family investment property	60	6.60	47	3.99	24	2.90	27	1.30	-	-	-	-
Multi-family real estate	106	7.84	106	7.94	62	4.98	50	2.40	26	0.76	-	-
Commercial real estate	431	15.38	414	14.95	326	13.04	244	11.59	360	10.56	356	9.17
Commercial business	304	6.93	269	6.21	136	5.06	93	3.73	55	1.68	32	1.14
Total commercial loans	901	36.75	836	33.09	548	25.98	414	19.02	441	13.00	388	10.31

Construction loans:
One-to-four family	93	9.29	85	8.95	96	8.07	188	7.47	43	2.01	130	7.26
Multi-family	83	4.29	66	4.03	27	1.69	125	4.86	71	2.20	-	-
Non-residential	6	0.41	55	1.88	116	4.26	36	1.26	39	1.22	18	0.91
Total construction loans	182	13.99	206	14.86	239	14.02	349	13.59	153	5.43	148	8.17

Consumer	15	0.40	33	0.41	9	0.21	11	0.33	24	0.59	23	0.49

Total	$1,651	100.00%	$1,676	100.00%	$1,455	100.00%	$1,212	100.00%	$1,079	100.00%	$1,016	100.00%

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

Investments

The Investment Policy is reviewed annually by management and any changes to the policy are recommended to and are subject to the approval of our Board of Directors. Authority to make investments under the approved Investment Policy guidelines is delegated to appropriate officers. While general investment strategies are developed by the Asset/Liability Committee and authorized by the Board of Directors, the execution of specific actions rests with our President and Chief Executive Officer or our Chief Financial Officer, who may act individually or jointly. Our President and Chief Executive Officer and Chief Financial Officer are both responsible for ensuring that the guidelines and requirements included in the Investment Policy are followed and that all securities are considered prudent for investment. Each of these individuals is authorized to execute investment transactions (purchases and sales) up to $2.0 million per transaction without the prior approval of the Executive Committee and within the scope of the established Investment Policy. Each transaction in excess of $2.0 million must receive prior approval of the Executive Committee. All investment transactions are reviewed at regularly scheduled meetings of the Board of Directors. The Executive Committee is comprised of our Chairman, Vice Chairman and five other non-employee directors.

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

Our investment portfolio at December 31, 2010, at amortized cost, included $3.0 million in government-sponsored enterprise obligations. We also invest in residential mortgage-backed securities, all of which are guaranteed by United States Government agencies and government-sponsored enterprise obligations. At December 31, 2010, the amortized cost of our residential mortgage-backed securities portfolio totaled $7.2 million, or 3.5% of total assets, and included $6.1 million in fixed-rate and $1.1 million in adjustable-rate securities guaranteed by Fannie Mae or Freddie Mac. Securities are classified as held-to-maturity or available-for-sale at the date of purchase. At December 31, 2010, we owned $3.1 million in Federal Home Loan Bank of Boston stock. As a member of Federal Home Loan Bank of Boston, we are required to purchase stock in the Federal Home Loan Bank of Boston, an amount of which is based on our level of outstanding advances.

The following table sets forth the amortized cost and fair value of our securities portfolio at the dates indicated.

	At December 31,		At June 30,
	2010		2010		2009		2008
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value
			(In thousands)
Securities available for sale
Government-sponsored enterprise obligations	$3,006	$2,974	$5,000	$5,019	$1,500	$1,498	$4,500	$4,491
Residential mortgage-backed securities	4,028	4,245	5,627	5,906	7,819	8,030	8,233	8,212

Total securities available for sale	$7,034	$7,219	$10,627	$10,925	$9,319	$9,528	$12,733	$12,703

Securities held to maturity

Residential mortgage-backed securities	$3,202	$3,398	$3,718	$3,927	$4,959	$5,101	$6,274	$6,236

Portfolio Maturities and Yields.  The composition and maturities of the investment securities portfolio at December 31, 2010 are summarized in the following table. Maturities are based on the final contractual payment dates and do not reflect the impact of prepayments or early redemptions that may occur.

			More than One Year		More than Five Years
	One Year or Less		through Five Years		through Ten Years		More than Ten Years		Total Securities
		Weighted		Weighted		Weighted		Weighted			Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized		Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Fair Value	Yield
	(Dollars in thousands)
Securities available for sale

Government-sponsored
enterprise obligations	$-	-%	$1,006	1.56%	$500	2.75%	$1,500	4.00%	$3,006	$2,974	2.98%
Residential mortgage-backed
securities	-	-%	1,257	4.20%	634	5.23%	2,137	4.56%	4,028	4,245	4.55%

Total securities
available for sale	$-	-%	$2,263	3.03%	$1,134	4.13%	$3,637	4.33%	$7,034	$7,219	3.88%

Securities held to maturity

Residential mortgage-backed
securities	$1	6.00%	$843	4.00%	$130	5.60%	$2,228	4.06%	$3,202	$3,398	4.11%

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

Deposits.  Our deposits are generated primarily from residents within our primary deposit market area, as 86.6% of total deposits at December 31, 2010, were from the Essex County market. The Company’s strategic plan includes a greater emphasis on developing commercial business activities, both deposit and lending customer relationships. We offer a selection of deposit accounts, including demand accounts, NOW accounts, money market accounts, savings accounts and certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. We have used brokered deposits in the past and it is anticipated that their future use could increase. As of December 31, 2010, brokered deposits totaled $699,000.

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

The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition. The variety of deposit accounts offered allows us to be competitive in obtaining funds and responding to changes in consumer demand. Based on experience, we believe that our deposits are relatively stable. However, the ability to attract and maintain deposits and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions. At December 31, 2010, $50.0 million, or 33.0% of our deposit accounts were certificates of deposit, of which $38.8 million had maturities of one year or less.

The following table sets forth the distribution of total deposits by account type and related weighted average rates, at the dates indicated.

	At December 31,			At June 30,
	2010			2010			2009			2008
			Weighted			Weighted			Weighted			Weighted
			Average			Average			Average			Average
	Balance	Percent	Rate	Balance	Percent	Rate	Balance	Percent	Rate	Balance	Percent	Rate
	(Dollars in thousands)
Deposit type
Demand deposits	$16,650	10.99%	-%	$15,432	10.48%	-%	$15,727	11.14%	-%	$14,501	13.64%	-%
NOW deposits	15,148	10.00	0.46%	13,540	9.19	0.74%	11,909	8.44	0.05%	10,057	9.46	0.14%
Money market deposits	57,438	37.92	0.92%	50,877	34.54	1.31%	45,949	32.56	1.53%	33,524	31.54	2.29%
Regular and other savings	12,205	8.06	0.20%	12,308	8.36	0.24%	11,041	7.82	0.12%	10,498	9.88	0.11%
Total non-certificate accounts	101,441	66.97	0.61%	92,157	62.57	0.86%	84,626	59.96	0.85%	68,580	64.52	1.16%

Certificates of deposit	50,022	33.03	2.18%	55,129	37.43	2.47%	56,500	40.04	3.39%	37,712	35.48	3.72%

Total deposits	$151,463	100.00%	1.13%	$147,286	100.00%	1.47%	$141,126	100.00%	1.87%	$106,292	100.00%	2.07%

The following table sets forth the deposit activities for the periods indicated.

	Six Months Ended		Years Ended
	December 31,		June 30,
	2010	2009	2010	2009	2008
	(In thousands)

Beginning balance	$147,286	$141,126	$141,126	$106,292	$97,956
Net increase (decrease) in deposits
before interest credited	3,178	(5,649)	3,958	32,224	5,675
Interest credited	999	1,153	2,202	2,610	2,661
Net increase in deposits	4,177	(4,496)	6,160	34,834	8,336
Ending balance	$151,463	$136,630	$147,286	$141,126	$106,292

As of December 31, 2010, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was $23.4 million. The following table indicates the amount of those certificates of deposit as of December 31, 2010 by time remaining until maturity.

At
December 31, 2010
(In thousands)
Three months or less	$1,731
Over three months through six months	2,024
Over six months through one year	15,897
Over one year to three years	2,341
Over three years	1,438

Total	$23,431

The following table presents, by rate category, our certificate of deposit accounts as of the dates indicated.

	At December 31,	At June 30,
	2010	2010	2009	2008
		(In thousands)
Interest Rate
Less than 2%	$28,134	$18,071	$5,477	$1,894
2.00%-2.99%	9,076	21,387	9,149	10,399
3.00%-3.99%	11,942	14,449	36,216	9,817
4.00%-4.99%	536	698	4,715	10,366
5.00%-5.99%	334	524	943	4,848
6.00%-6.99%	-	-	-	388

Total	$50,022	$55,129	$56,500	$37,712

The following table sets forth the amount and maturities of certificate of deposits at December 31, 2010.

	December 31,	December 31,	December 31,	December 31,	After December 31,
	2011	2012	2013	2014	2014	Total
	(In thousands)
Interest Rate
Less than 2%	$22,855	$4,258	$533	$75	$413	$28,134
2.00%-2.99%	4,448	1,690	536	2,290	112	9,076
3.00%-3.99%	11,130	609	192	11	-	11,942
4.00%-4.99%	-	264	272	-	-	536
5.00%-5.99%	334	-	-	-	-	334

Total	$38,767	$6,821	$1,533	$2,376	$525	$50,022

Borrowings.  Our borrowings consist primarily of advances from the Federal Home Loan Bank of Boston. As of December 31, 2010, we had Federal Home Loan Bank of Boston advances in the amount of $31.7 million, which represented 17.0% of total liabilities with a weighted average maturity of 2.79 years. The Bank can currently borrow up to approximately $47.6 million from the Federal Home Loan Bank of Boston through its membership.

The following table sets forth information concerning balances and interest rates on our Federal Home Loan Bank of Boston advances at the dates and for the periods indicated.

	At or For the Six Months Ended		At or For the Years ended
	December 31,		June 30,
	2010	2009	2010	2009	2008

	(Dollars in thousands)
Long-Term Borrowings
Balance at end of period	$28,182	$36,740	$35,711	$40,268	$45,321
Average balance during period	31,139	37,926	36,305	46,413	42,325
Maximum outstanding at any month end	34,206	39,263	39,263	50,558	47,839
Weighted average rate at end of period	3.62%	3.90%	3.73%	4.19%	4.45%
Average interest rate during period	3.79%	4.16%	4.03%	4.28%	4.70%

Short-Term Borrowings (1)
Balance at end of period	$3,500	$6,050	$7,250	$-	$14,000
Average balance during period	2,826	1,080	5,285	5,297	8,737
Maximum outstanding at any month end	5,500	6,050	12,700	10,650	14,000
Weighted average rate at end of period	0.23%	0.19%	0.26%	-%	2.30%
Average interest rate during period	0.28%	0.19%	0.26%	2.08%	4.35%
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

Subsidiary Activities

Georgetown Securities Corporation is a wholly owned subsidiary of the Bank established in 1995 as a Massachusetts securities corporation for the purpose of buying, selling and holding securities on its own behalf. The income earned on Georgetown Securities Corporation’s securities is subject to a significantly lower rate of state tax than that assessed on income earned on securities maintained at the Bank. At December 31, 2010, Georgetown Securities Corporation had total assets of $9.4 million, all of which were in securities and cash to be invested.

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

Personnel

As of December 31, 2010, we had 44 full-time employees and three part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good relations with our employees.

FEDERAL AND STATE TAXATION

Federal Taxation

General.  The Company and the Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The Bank’s federal tax returns are not currently under audit, and have not been audited during the past five years. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to the Company or the Bank. In March 2011, Georgetown Bancorp, MHC, the Company, the Bank and Georgetown Security Corporation changed their tax year from June 30 to December 31.  This change became effective with the December 31, 2010 tax returns.

Method of Accounting.  For federal income tax purposes, the Company currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31 for filing its federal and state income tax returns.

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

At December 31, 2010, our total federal pre-1988 base year reserve was $723,000. However, under current law, pre-1988 base year reserves remain subject to recapture should the Bank make certain non-dividend distributions, repurchase any of its stock, pay dividends in excess of tax earnings and profits, or cease to maintain a bank charter.

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

Net Operating Loss Carryovers.  A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2010, the Bank had no net operating loss carryforwards for federal income tax purposes.

Capital Loss Carryovers.  A financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. At December 31, 2010, the Bank had no capital loss carryforward for federal income tax purposes.

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

State Taxation

For Massachusetts income tax purposes, a consolidated tax return cannot be filed for tax years beginning before January 1, 2009. Instead, the Company, the Bank, and the Bank’s subsidiary, Georgetown Securities Corporation filed separate annual income tax returns. For tax years beginning after December 31, 2008, the Company and the Bank will be required to file a combined return pursuant to a Massachusetts law change enacted in July 2008, unless the Company elects security corporation status. The state tax returns of the Company, the Bank, as well as Georgetown Securities Corporation, are not currently under audit, and have not been audited during the past five years.

The Bank files Massachusetts Financial Institution income tax returns and was subject to an annual Massachusetts tax at a rate of 10.0% of its net income for the fiscal period ended December 31, 2010, and 10.5% for the fiscal periods ended June 30, 2010 and 2009. Massachusetts net income is defined as gross income from all sources without any exclusions, less the following deductions: all deductions (but not credits) which are allowable under the Code except for those deductions under the Code relating to (1) dividends received, (2) losses sustained in other taxable years, and (3) income or franchise taxes imposed by any state in the United States or a political subdivision.

The Company is required to file a Massachusetts income tax return and is generally subject to a state income tax rate that is the same rate as the tax rate for financial institutions in Massachusetts. However, if the Company meets certain requirements, it may be eligible to be taxed as a Massachusetts securities corporation. Bank holding companies that are so classified are subject to a state tax rate of 0.33% of their gross income. As of December 31, 2010, the Company has not applied for security corporation status, as there is an immaterial amount of state taxable income.

Georgetown Securities Corporation is taxed as a Massachusetts securities corporation, and is subject to a state tax rate of 1.32% of its gross income.

On July 3, 2008, the financial institution tax rate was lowered from the current 10.5% to 10.0% for years beginning in 2010, 9.5% for years beginning in 2011, and 9.0% for years beginning in 2012 and thereafter. Therefore, the tax rate used to compute the deferred tax asset was reduced for the year ending June 30, 2009, which resulted in a reduction in the net deferred tax asset of $15,000.

Another change effective on July 3, 2008 was a requirement that corporations engaged in a unitary business file a combined return for years beginning in 2009 and thereafter.  A unitary business is a group of two or more corporations under common ownership (50% or more) that are interdependent, integrated, or interrelated through their activities.  Therefore, Georgetown Bancorp, MHC, the Company, and the Bank will file a combined return for the year ended December 31, 2010 and future years.  Security corporations are specifically exempted from the combined reporting requirement.

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

The Bank is examined, regulated and supervised by the OTS and is subject to examination by the Federal Deposit Insurance Corporation (the “FDIC”).  As a result of the Dodd-Frank Act, the powers and duties of the OTS with respect to savings banks such as the Bank, will be transferred to the Office of the Comptroller of the Currency (the “OCC”) at the same time that OTS’ responsibilities as to savings and loan holding companies are transferred to the Federal Reserve.  This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the FDIC’s deposit insurance fund, the banking system and depositors.  Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates.  Following completion of its examination, the federal agency critiques the institution’s operations and assigns its rating (known as an institution’s CAMELS rating).  Under federal law, an institution may not disclose its CAMELS rating to the public.  The Bank also is a member of and owns stock in the Federal Home Loan Bank of Boston, which is one of the twelve regional banks in the Federal Home Loan Bank System.  The Bank also is currently regulated to a lesser extent by the Federal Reserve Board governing reserves to be maintained against deposits and other matters.  The OTS examines the Bank and prepares reports for the consideration of its board of directors on any operating deficiencies.  The Bank’s relationship with its depositors and borrowers also is regulated to a great extent by federal law and, to a much lesser extent, state law, especially in matters concerning the ownership of deposit accounts and the form and content of the Bank’s mortgage documents.

The Dodd-Frank Act and the extensive new regulations implementing the Act, will significantly affect our business and operating results, and any future laws or regulations, whether enacted by Congress or implemented by the FDIC, the OCC or the Federal Reserve Board, could have a material adverse impact on Georgetown Bancorp, MHC, the Company and the Bank.

Set forth below is a brief description of certain regulatory requirements applicable to Georgetown Bancorp, MHC, the Company and the Bank.  The description below is limited to certain material aspects of the statutes and regulations addressed, and is not intended to be a complete description of such statutes and regulations and their effects on the Company and the Bank.

New Federal Legislation

The recently enacted Dodd-Frank Act will significantly change the current bank regulatory structure and affect the lending, investment, trading and operating activities of financial institutions and their holding companies.  The Dodd-Frank Act will eliminate our current primary federal regulator, the OTS, and require the Bank to be regulated by the OCC, (the primary federal regulator for national banks). The Dodd-Frank Act also authorizes the Federal Reserve Board to supervise and regulate all savings and loan holding companies, including mutual holding companies, like the Company and Georgetown Bancorp, MHC, in addition to bank holding companies that it currently regulates.  Moreover, Georgetown Bancorp, MHC will require the approval of the Federal Reserve Board before it may waive the receipt of any dividends from the Company and there is no assurance that the Federal Reserve Board will approve future dividend waivers or what conditions it may impose on such waivers.  The Dodd-Frank Act also requires the Federal Reserve Board to set minimum capital levels for holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions.  Bank holding companies with assets of less than $500 million are exempt from these capital requirements.  Under the Dodd-Frank Act, the proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets.  The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.  There is a five year transition period for savings and loan holding companies as to the applicability of the consolidated capital requirements.  The Dodd-Frank Act also requires that the Federal Reserve’s source of strength policy be applied to savings and loan holding companies as well as bank holding companies.  That policy requires a holding company to provide financial support to an insured depository institution subsidiary during times of financial distress for the subsidiary.

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

The legislation also broadens the base for FDIC insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution.  The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012.  Lastly, the Dodd-Frank Act will increase stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and by authorizing the SEC to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials.  The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded.

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

The Dodd-Frank Act authorizes the payment of interest on business checking accounts as of July 21, 2011.

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

The OTS, as the primary federal regulator of federal savings banks, periodically recommends certain of those institutions take voluntary steps to reduce risk to the institutions and the federal deposit insurance fund. In light of the current economic environment, the OTS requested and the Bank’s Board of Directors agreed on October 27, 2008, to certain voluntary constraints on the Bank’s leveraged growth strategy. The OTS has agreed to revisit these voluntary constraints from time to time. The voluntary constraints are as follows: (1) the Bank will maintain a Tier 1 (core) capital ratio of at least 7.1%; and (2) in the event the Tier 1 (core) capital ratio decreases below 7.5%, the ratio of “high-risk” loans, as defined, to Tier 1 (core) capital would not exceed 350%; the ratio of classified assets to Tier 1 (core) capital (plus the allowance for loan losses) would not exceed 15%; and the ratio of nonperforming assets to total assets would not exceed 1.5%. As of December 31, 2010, the Bank was in compliance with the requested targets. If the requested targets are made more stringent, it could have a negative impact on the Company’s ability to successfully execute its business plan and limit our growth potential. The Company has an additional $650,000 of cash available to down-stream to the Bank to support its future capital needs.

At December 31, 2010, the Bank exceeded all applicable capital requirements.

Loans-to-One Borrower.  A federal savings bank generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2010, the Bank was in compliance with the loans-to-one borrower limitations.

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

A savings bank that fails the qualified thrift lender test must either convert to a bank charter or operate under specified restrictions.  The Dodd-Frank Act also made noncompliance with the QTL test subject to potential enforcement action for a violation of law. At December 31, 2010, the Bank satisfied this test.

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

Branching.    Subject to certain limitations, the Home Owners’ Loan Act and OTS regulations permit federally chartered savings banks to establish branches in any state of the United States. The authority to establish such a branch is available: (1) in states that expressly authorize branches of savings banks located in another state; and (2) to a savings bank that qualifies as a “domestic building and loan association” under the Code, which imposes qualification requirements similar to those for a qualified thrift lender under the Home Owners’ Loan Act. The authority for a federal savings bank to establish an interstate branch network would facilitate a geographic diversification of the savings bank’s activities. This authority under the Home Owners’ Loan Act and OTS regulations preempts any state law purporting to regulate branching by federal savings banks.

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

The Bank’s authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board. Among other things, these provisions require that extensions of credit to insiders (1) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features, and (2) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank’s capital.  In addition, extensions of credit in excess of certain limits must be approved by the Bank’s Board of Directors.

The OTS’ enforcement authority over federal savings banks will be transferred to the OCC as part of the Dodd-Frank Act regulatory restructuring.

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

Generally, the banking regulator is required to appoint a receiver or conservator for a savings bank that is “critically undercapitalized” within specific time frames. The regulations also provide that a capital restoration plan must be filed with the OTS within 45 days of the date a savings bank receives notice that it is “undercapitalized”, “significantly undercapitalized” or “critically undercapitalized”. The criteria for an acceptable capital restoration plan include, among other things, the establishment of the methodology and assumptions for attaining adequately capitalized status on an annual basis, procedures for ensuring compliance with restrictions imposed by applicable federal regulations, the identification of the types and levels of activities the savings bank will engage in while the capital restoration plan is in effect, and assurances that the capital restoration plan will not appreciably increase the current risk profile of the savings bank.  Any holding company for the savings bank required to submit a capital restoration plan must guarantee the lesser of: an amount equal to 5% of the savings bank’s assets at the time it was notified or deemed to be undercapitalized by the OTS, or the amount necessary to restore the savings bank to adequately capitalized status. This guarantee remains in place until the OTS notifies the savings bank that it has maintained adequately capitalized status for each of four consecutive calendar quarters, and the OTS has the authority to require payment and collect payment under the guarantee. Failure by a holding company to provide the required guarantee will result in certain operating restrictions on the savings bank, such as restrictions on the ability to declare and pay dividends, pay executive compensation and management fees, and increase assets or expand operations. The OTS may also take any one of a number of discretionary supervisory actions against undercapitalized savings banks, including the issuance of a capital directive and the replacement of senior executive officers and directors.

At December 31, 2010, the Bank met the criteria for being considered “well-capitalized”.

Insurance of Deposit Accounts.  The Dodd-Frank Act permanently increased the maximum amount of deposit insurance for banks, savings institution and credit unions to $250,000 per depositor.  Non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012.  Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other risk factors. An institution is assigned an assessment rate from 7 to 77.5 basis points based upon the risk category to which it is assigned.  The Dodd-Frank Act required the FDIC to revise its risk-based assessment procedures to base the assessment on each institution’s total assets less tangible equity, rather than deposits.  This FDIC has promulgated a final rule that will make that change effective the second quarter of 2011.

The FDIC is authorized to set the reserve ratio for the Deposit Insurance Fund.  The Dodd-Frank Act mandates that the statutory minimum reserve ratio of the Deposit Insurance Fund increase from 1.15% to 1.35% of insured deposits by September 30, 2020.  Banks with assets of less than $10.0 billion are exempt from any additional assessments necessary to increase the reserve fund above 1.15%.  As part of a plan to restore the reserve ratio to 1.15%, in 2009 the FDIC imposed a special assessment on all insured institutions equal to five basis points of assets less Tier 1 capital as of June 30, 2009, payable on September 30, 2009, in order to cover losses to the Deposit Insurance Fund resulting from bank failures. The Bank recorded an expense of $93,000 during the quarter ended June 30, 2009, to reflect the special assessment.  In addition, the FDIC increased its quarterly deposit insurance assessment rates and amended the method by which rates are calculated.

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

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. For the quarter ended December 31, 2010, the annualized FICO assessment rate equaled 1.02 basis points of domestic deposits maintained at an institution.  The bonds issued by the FICO are due to mature in 2017 through 2019.

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

Federal Home Loan Bank System.  The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of Boston, the Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank of Boston. While the required percentages of stock ownership are subject to change by the Federal Home Loan Bank of Boston, the Bank was in compliance with this requirement at December 31, 2010.

Federal Reserve System

The Federal Reserve Board regulations require savings banks to maintain noninterest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At December 31, 2010, the Bank was in compliance with these reserve requirements.

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

Permitted Activities.  Pursuant to Section 10(o) of the Home Owners’ Loan Act and OTS regulations and policy, a mutual holding company and a federally chartered mid-tier holding company such as the Company may engage in the following activities: (1) investing in the stock of a savings bank; (2) acquiring a mutual association through the merger of such association into a savings bank subsidiary of such holding company or an interim savings bank subsidiary of such holding company; (3) merging with or acquiring another holding company, one of whose subsidiaries is a savings bank; (4) investing in a corporation, the capital stock of which is available for purchase by a savings bank under federal law or under the law of any state where the subsidiary savings bank or association share their home offices; (5) furnishing or performing management services for a savings bank subsidiary of such company; (6) holding, managing or liquidating assets owned or acquired from a savings subsidiary of such company; (7) holding or managing properties used or occupied by a savings bank subsidiary of such company; (8) acting as trustee under deeds of trust; (9) any other activity (A) that the Federal Reserve Board, by regulation, has determined to be permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act of 1956, unless the Director, by regulation, prohibits or limits any such activity for savings and loan holding companies; or (B) in which multiple savings and loan holding companies were authorized (by regulation) to directly engage on March 5, 1987; (10) any activity permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act, including securities and insurance underwriting; and (11) purchasing, holding, or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such savings and loan holding company is approved by the Director.  If a mutual holding company acquires or merges with another holding company, the holding company acquired or the holding company resulting from such merger or acquisition may only invest in assets and engage in activities listed in (1) through (11) above, and has a period of two years to cease any nonconforming activities and divest any nonconforming investments.

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

The OTS is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (1) the approval of interstate supervisory acquisitions by savings and loan holding companies; and (2) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Waivers of Dividends by Georgetown Bancorp, MHC.  OTS regulations require Georgetown Bancorp, MHC to notify the OTS of any proposed waiver of its receipt of dividends from the Company. The OTS reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if: (1) the mutual holding company’s Board of Directors determines that such waiver is consistent with such directors’ fiduciary duties to the mutual holding company’s members; (2) the amount of any dividend waived by the mutual holding company is available for declaration as a dividend solely to the mutual holding company, and, in accordance with SFAS 5, where the savings bank determines that the payment of such dividend to the mutual holding company is probable, an appropriate dollar amount is recorded as a liability; and (3) the amount of any waived dividend is considered as having been paid by the savings bank in evaluating any proposed dividend under OTS capital distribution regulations.  We anticipate that Georgetown Bancorp, MHC will waive any dividends paid by the Company. Under OTS regulations, our public stockholders would not be diluted because of any dividends waived by Georgetown Bancorp, MHC (and waived dividends would not be considered in determining an appropriate exchange ratio) in the event Georgetown Bancorp, MHC converts to stock form.

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

Federal Securities Laws

The Company common stock is registered with the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934. The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 was enacted to address, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information.  Under Section 302(a) of the Sarbanes-Oxley Act, the Chief Executive Officer and Chief Financial Officer of the Company are required to certify that its quarterly and annual reports filed with the SEC do not contain any untrue statement of a material fact.  Rules promulgated under the Sarbanes-Oxley Act require that these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal controls; they have made certain disclosures to our auditors and the audit committee of the Board of Directors about our internal controls; and they have included information in our quarterly and annual reports about their evaluation and whether there have been significant changes in our internal controls or in other factors that could significantly affect internal controls.  The Company has existing policies, procedures and systems designed to comply with these regulations, and is further enhancing and documenting such policies, procedures and systems to ensure continued compliance with these regulations.

ITEM 1A.	Risk Factors

Our Emphasis on Commercial Lending May Expose Us to Increased Lending Risks, Which Could Hurt Our Profits.

Our loan portfolio includes loans with a higher risk of loss. The Bank originates commercial business loans, commercial real estate loans, consumer loans, and residential mortgage loans generally within our primary lending market area. The Bank is implementing a lending strategy that focuses on servicing commercial customers, including commercial lending and commercial deposit relationships. Commercial business loans, commercial real estate loans, and consumer loans may expose us to greater credit risk than loans secured by residential real estate because the collateral securing these loans may not be sold as easily as residential real estate. In addition, commercial business loans and commercial real estate loans may also involve relatively large loan balances to individual borrowers or groups of borrowers. These loans also have greater credit risk than residential real estate for the following reasons:

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

The Company’s Business May Be Adversely Affected by Weak Conditions in the Financial Markets and Economic Conditions Generally and Locally.

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

Higher Federal Deposit Insurance Corporation Insurance Premiums Have Increased Our Expenses and Any Future Insurance Premium Increases Will Adversely Affect Our Earnings.

Effective April 1, 2009, the FDIC increased its quarterly deposit insurance assessment rates and amended the method by which rates are calculated.  Institutions are assigned an initial base assessment rate ranging from 12 to 45 basis points of deposits depending on risk category. The initial base assessment is then adjusted based upon the level of unsecured debt, secured liabilities and brokered deposits, to establish a total base assessment rate ranging from seven to 77.5 basis points.  On May 22, 2009, the FDIC levied a five basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009.  We recorded an expense of $93,000 during the quarter ended June 30, 2009, to reflect the special assessment.  Any further special assessments that the FDIC levies will be recorded as an expense during the appropriate period.

The FDIC also adopted a rule pursuant to which all insured depository institutions were required to prepay their estimated assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012.  The prepayment amount was collected on December 30, 2009.  The assessment rate for the fourth quarter of 2009 and for 2010 was based on each institution’s total base assessment rate for the third quarter of 2009, modified to assume that the assessment rate in effect on September 30, 2009 had been in effect for the entire third quarter, and the assessment rate for 2011 and 2012 was equal to the modified third quarter assessment rate plus an additional three basis points.  In addition, each institution’s base assessment rate for each period was calculated using its third quarter assessment base, adjusted quarterly for an estimated 5% annual growth rate in the assessment base through the end of 2012.  We recorded the pre-payment as a prepaid expense, which is being amortized to expense over three years.  Based on our deposits and assessment rate as of September 30, 2009, our prepayment amount was $767,000, $253,000 of which has been expensed through December 31, 2010. If our FDIC assessments increase we may be required to incur additional expense if our prepaid assessments do not satisfy any such increase.

On November 9, 2010, the FDIC published a rulemaking proposal under the Dodd-Frank Act that would alter the way an institution’s assessment base is calculated.  Under the proposal, an institution’s assessment base will be its average consolidated total assets less its average tangible equity.  In addition, certain current rate adjustments will be modified or eliminated, and a new rate adjustment will be established.  The proposal will not become effective before the second quarter of 2011.

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

The Dodd-Frank Act will significantly change the current bank regulatory structure and affect the lending, investment, trading and operating activities of financial institutions and their holding companies.  The Dodd-Frank Act will eliminate our current primary federal regulator, the OTS, and require the Bank to be regulated by the OCC (the primary federal regulator for federally chartered savings banks). The Dodd-Frank Act also authorizes the Federal Reserve Board to supervise and regulate all bank holding companies, including mutual holding companies, like the Company and Georgetown Bancorp, MHC, in addition to bank holding companies that it currently regulates.  As a result, the Federal Reserve Board’s current regulations applicable to bank holding companies, including holding company capital requirements, will apply to bank holding companies like the Company and Georgetown Bancorp, MHC.  These capital requirements are substantially similar to the capital requirements currently applicable to the Bank, as described in “Supervision and Regulation—Federal Banking Regulation—Capital Requirements.”  The Dodd-Frank Act also requires the Federal Reserve Board to set minimum capital levels for bank holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions.  Bank holding companies with assets of less than $500.0 million are exempt from these capital requirements.  The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

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

If Dividends Paid On Our Investment in the Federal Home Loan Bank of Boston Were to Resume Being Suspended, or If Our Investment is Classified as Other-Than-Temporarily Impaired, Our Earnings and/or Stockholders’ Equity Could Decrease and Our Liquidity Position Could Be Negatively Impacted.

We own common stock of the Federal Home Loan Bank of Boston. We are required to hold this stock in order to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the Federal Home Loan Bank of Boston’s advance program. The aggregate cost of our Federal Home Loan Bank of Boston common stock as of December 31, 2010 was $3.1 million based on its par value. There is no market for our Federal Home Loan Bank of Boston common stock.

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

The Federal Home Loan Bank of Boston has reported a return to profitability during 2010, but continues to be challenged by losses due to the other-than-temporary impairment of many of its investments in private-label MBS. The Federal Home Loan Bank of Boston believes that it will recover a substantial portion of the impairment losses over time and expects to hold the securities until maturity. On February 22, 2011, the Federal Home Loan Bank of Boston declared a quarterly dividend and the board of directors anticipated that it will continue to declare modest cash dividends through 2011.  The resumption of a suspension of the dividends will decrease our income. Consequently, we believe that there may be a risk that our investment in Federal Home Loan Bank of Boston common stock could be deemed other-than-temporarily impaired at some time in the future and if this occurs, it would cause our earnings and stockholders’ equity to decrease by the after-tax amount of the impairment charge.

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

The Dodd-Frank Act provides that, after the regulation of savings and loan holding companies is transferred to the Federal Reserve Board, which is expected to occur in July 2011, a mutual holding company will be required to give the Federal Reserve Board notice before waiving the receipt of dividends, and sets forth the standards for granting a waiver, including a requirement that waived dividends be considered in determining an appropriate exchange ratio in the event of a conversion of the mutual holding company to stock form.  The Federal Reserve Board historically has generally not allowed mutual holding companies to waive the receipt of dividends, and there can be no assurance that the Federal Reserve Board will permit dividend waivers by mutual holding companies such as Georgetown Bancorp, MHC.

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

ITEM 1B	Unresolved Staff Comments

None.

ITEM 2.	Properties

The following table provides certain information with respect to our properties as of December 31, 2010:

	Owned or	Year Acquired or		Net Book Value
Location	Leased	Leased	Square Footage	of Real Property
				(In thousands)

Main Office:
2 East Main Street	Own	2003 (1)	14,400	$2,894
Georgetown, MA 01833

Branch Office:
303 Haverhill Street	Leased (2)	1999	3,500	$481
Rowley, MA 01969

Branch Office:
75 Turnpike Street/Route 114	Leased (3)	2005	2,437	$291
North Andover, MA 01845

Other Property (4):
8 Prospect Street	Own	1997	1,000	$84
____________
(1)	In 2003, the Bank constructed a new main office upon this property, which it has owned since 1985.

(2)	The Bank owns the building but leases the land. The lease has a term of 40 years with an option to renew for an additional 10 years.

(3)	The Bank is leasing the office space. The lease has a term of 10 years with an option to renew for an additional 10 years.

(4)
This property, which was acquired in foreclosure several years ago, was leased and currently is vacant. It is expected to be leased under a term lease agreement and is also available for future banking purposes.

The net book value of our premises, land and equipment was $4.0 million at December 31, 2010.

ITEM 3.	Legal Proceedings

From time to time, we are involved as plaintiff or defendant in various legal proceedings arising in the ordinary course of business. At December 31, 2010, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 4.	(Removed and Reserved)

PART II

ITEM 5.	Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Securities

(a)           Our common stock is traded on the OTC Electronic Bulletin Board under the symbol “GTWN”. Georgetown Bancorp, MHC owns 1,527,487 shares, or 56.8% of our outstanding common stock. The approximate number of holders of record of the Company’s common stock as of March 10, 2011 was 313. Certain shares of the Company are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

The following table presents quarterly market information for the Company’s common stock during the periods indicated. The following information was based on data received from the OTC Bulletin Board and represents the actual high and low sales prices for the periods indicated.

Year Ended December 31, 2010	High	Low	Dividends
Quarter ended March 31, 2010	$5.25	$4.60	$0.00
Quarter ended June 30, 2010	$5.25	$4.75	$0.00
Quarter ended September 30, 2010	$5.25	$4.70	$0.00
Quarter ended December 31, 2010	$5.75	$4.80	$0.00

Year Ended December 31, 2009	High	Low	Dividends
Quarter ended March 31, 2009	$5.00	$3.40	$0.00
Quarter ended June 30, 2009	$4.15	$3.40	$0.00
Quarter ended September 30, 2009	$6.50	$3.60	$0.00
Quarter ended December 31, 2009	$5.50	$4.65	$0.00

Dividend payments by the Company are dependent primarily on dividends it receives from the Bank, because the Company has no source of funding other than dividends from the Bank, interest payments with respect to the Company’s loan to the Employee Stock Ownership Plan and any cash balances available at the Company

Equity Compensation Plans.  Other than our employee stock ownership plan, we do not have any equity compensation plans that were not approved by stockholders.  The following table sets forth information with respect to the Company’s equity compensation plans at December 31, 2010.

	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column A)

Georgetown Bancorp, Inc. 2009 Equity Incentive Plan	24,000	$6.72	202,000
(approved by stocholders)

Equity compensation plans not approved by stockholders	-	-	-

Total	24,000	$6.72	202,000

____________________
(1) Reflects weighted average exercise price of stock options only.

The Company has sold no securities within the past three years that were not registered under the Securities Act of 1933.

(b)           Not applicable

(c)	The Company did not repurchase any shares during the quarter ended December 31, 2010.

ITEM 6.	Selected Financial Data

The “Selected Financial Information” section of Georgetown Bancorp, Inc.’s December 31, 2010 Annual Report to Stockholders (Exhibit 13) is incorporated herein by reference.

ITEM 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of Georgetown Bancorp, Inc.’s December 31, 2010 Annual Report to Stockholders (Exhibit 13) is incorporated herein by reference.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

ITEM 8.	Financial Statements and Supplementary Data

The consolidated financial statements included in Georgetown Bancorp, Inc.’s December 31, 2010 Annual Report to Stockholders (Exhibit 13) are incorporated herein by reference.

ITEM 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31,  2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, utilizing the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2010 is effective.

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

 Information concerning directors and executive officers of the Company is incorporated herein by reference from our definitive Proxy Statement related to the 2011 Annual Meeting of Stockholders (the “Proxy Statement”), specifically the section captioned “Proposal 1—Election of Directors.”

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

Information concerning relationships and transactions is incorporated herein by reference from our Proxy Statement, specifically the section captioned “Transactions with Certain Related Persons” and section captioned “Proposal 1 – Election of Directors.”

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

The financial statements filed as a part of this Form 10-K are as follows, all of which are included in the Annual Report to Shareholders (Exhibit 13):

(A)	Reports of Independent Registered Public Accounting Firms (page F-2 to F-3)

(B)	Consolidated Balance Sheets (page F-4)

(C)	Consolidated Statements of Income (page F-5)

(D)	Consolidated Statements of Changes In Stockholders’ Equity (page F-6)

(E)	Consolidated Statements of Cash Flows (page F-7 to page F-8)

(F)	Notes to Consolidated Financial Statements (page F-9 to page F-59)

(b)	Financial Statement Schedules

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements. The remaining information appearing in the Annual Report to Shareholders for the six months ended December 31, 2010 is not deemed to be filed as part of this report except as expressly provided herein.

(c)	Exhibits

3.1	Charter of Georgetown Bancorp, Inc. (1)
3.2	Bylaws of Georgetown Bancorp, Inc. (2)
4	Form of Common Stock Certificate of Georgetown Bancorp, Inc. (1)
10.1	Employee Stock Ownership Plan (1)
10.2	SBERA Defined Contribution Plan and Non-standardized Adoption Agreement (1)
10.3	Change In Control Agreement by and between Georgetown Savings Bank and Charles R. Shediac (3)
10.4	Georgetown Savings Bank 2010 Incentive Compensation Plan
10.5	Employment Agreement by and between Georgetown Savings Bank and Robert E. Balletto, effective July 1, 2008 (5)
10.6	Employment Agreement by and between Georgetown Savings Bank and Joseph W. Kennedy, effective July 1, 2008 (6)
10.7	Supplemental Retirement Plan for Senior Executives, dated June 23, 2008 (7)
10.8	Endorsement Split-Dollar Life Insurance Agreement by and between Georgetown Savings Bank and Robert E. Balletto, dated June 23, 2008 (8)
10.9	Endorsement Split-Dollar Life Insurance Agreement by and between Georgetown Savings Bank and Joseph W. Kennedy, dated June 23, 2008 (9)
13	Annual Report to Stockholders
14	Code of Ethics (4)
21	Subsidiaries of Registrant (1)
23.1	Consent of Independent Registered Public Accounting Firm
23.2	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

______________________________
(1)
Incorporated by reference to the Registration Statement on Form SB-2 of Georgetown Bancorp, Inc. (file no. 333-119007), originally filed with the Securities and Exchange Commission on September 15, 2004.

(2)	Incorporated by reference to the Form 8-K of Georgetown Bancorp, Inc. filed with the Securities and Exchange Commission on September 27, 2006.
(3)	Incorporated by reference to the Form 10-QSB of Georgetown Bancorp, Inc. filed with the Securities and Exchange Commission on May 15, 2007.
(4)	Incorporated by reference to the Form 10-KSB of Georgetown Bancorp, Inc. filed with the Securities and Exchange Commission on September 28, 2006.
(5)	Incorporated by reference to the Form 8-K of Georgetown Bancorp, Inc. Exhibit 10.1 filed with the Securities and Exchange Commission on June 27, 2008.
(6)	Incorporated by reference to the Form 8-K of Georgetown Bancorp, Inc. Exhibit 10.2 filed with the Securities and Exchange Commission on June 27, 2008.
(7)	Incorporated by reference to the Form 8-K of Georgetown Bancorp, Inc. Exhibit 10.3 filed with the Securities and Exchange Commission on June 27, 2008.
(8)	Incorporated by reference to the Form 8-K of Georgetown Bancorp, Inc. Exhibit 10.4 filed with the Securities and Exchange Commission on June 27, 2008.
(9)	Incorporated by reference to the Form 8-K of Georgetown Bancorp, Inc. Exhibit 10.5 filed with the Securities and Exchange Commission on June 27, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEORGETOWN BANCORP, INC.

Date: March 28, 2011	By:	\s\ Robert E. Balletto
Robert E. Balletto
President, Chief Executive Officer and Director
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

\s\ Robert E. Balletto	President, Chief Executive	March 28, 2011
Robert E. Balletto	Officer and Director (Principal Executive Officer)

\s\ Joseph W. Kennedy	Senior Vice President, Chief	March 28, 2011
Joseph W. Kennedy	Financial Officer and Treasurer (Principal Financial and Accounting Officer)

\s\ J. Richard Murphy	Chairman of the Board	March 28, 2011
J. Richard Murphy

\s\ Mary L. Williams	Vice Chairman of the Board	March 28, 2011
Mary L. Williams

\s\ Keith N. Congdon	Director	March 28, 2011
Keith N. Congdon.

\s\ Anthony S. Conte, Jr.	Director	March 28, 2011
Anthony S. Conte, Jr.

\s\ Stephen L. Flynn	Director	March 28, 2011
Stephen L. Flynn

\s\ Thomas L. Hamelin	Director	March 28, 2011
Thomas L. Hamelin

\s\ Marybeth McInnis	Director	March 28, 2011
Marybeth McInnis

\s\ Kathleen R. Sachs	Director	March 28, 2011
Kathleen R. Sachs

Director
Richard F. Spencer

\s\ David A. Splaine	Director	March 28, 2011
David A. Splaine

\s\ Robert T. Wyman	Director	March 28, 2011
Robert T. Wyman

\s\ John H. Yeaton	Director	March 28, 2011
John H. Yeaton