Form 10-Q
period 2011-03-31
Georgetown Bancorp, Inc.
filed 2011-05-13
CIK 1302709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date:  Common Stock, $0.10 par value, 2,680,455 shares outstanding as of May 9, 2011.

Form 10-Q
GEORGETOWN BANCORP, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

GEORGETOWN BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
-------------------------------------------------------------------------------------
(unaudited)

ASSETS

	At	At
	March 31,	December 31,
	2011	2010
	(In thousands)

Cash and due from banks	$2,134	$1,490
Short-term investments	1,160	1,808
Total cash and cash equivalents	3,294	3,298

Securities available for sale, at fair value	6,253	7,219
Securities held to maturity, at amortized cost	2,938	3,202
Federal Home Loan Bank stock, at cost	3,111	3,111
Loans held for sale	-	685
Loans, net of allowance for loan losses of $1,719,000 at
March 31, 2011 and $1,651,000 at December 31, 2010	181,597	178,524
Premises and equipment, net	3,905	3,961
Accrued interest receivable	814	777
Bank-owned life insurance	2,621	2,597
Prepaid FDIC insurance	471	514
Other assets	1,187	1,127

Total assets	$206,191	$205,015

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits	$150,197	$151,463
Securities sold under agreements to repurchase	380	491
Short-term Federal Home Loan Bank advances	6,800	3,500
Long-term Federal Home Loan Bank advances	27,167	28,182
Mortgagors' escrow accounts	597	598
Accrued expenses and other liabilities	1,547	1,612
Total liabilities	186,688	185,846

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.10 par value per share: 1,000,000
shares authorized; none outstanding	-	-
Common stock, $0.10 par value per share: 10,000,000
shares authorized; 2,777,250 shares issued	278	278
Additional paid-in capital	11,495	11,424
Retained earnings	9,331	8,999
Accumulated other comprehensive income	96	120
Unearned compensation - ESOP (34,741 and 36,789 shares unallocated
at March 31, 2011 and December 31, 2010, respectively)	(348)	(368)
Unearned compensation - Restricted stock (36,552 and 24,000 shares non-vested
at March 31, 2011 and December 31, 2010, respectively)	(213)	(100)
Treasury stock, at cost (133,347 and 138,863 shares at March 31, 2011
and December 31, 2010, respectively)	(1,136)	(1,184)
Total stockholders' equity	19,503	19,169

Total liabilities and stockholders' equity	$206,191	$205,015

See accompanying notes to consolidated financial statements.

GEORGETOWN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------
(unaudited)

	Three Months Ended
	March 31,
	2011	2010
	(In thousands, except share data)

Interest and dividend income:
Loans, including fees	$2,698	$2,537
Securities	99	157
Total interest and dividend income	2,797	2,694

Interest expense:
Deposits	417	512
Short-term Federal Home Loan Bank advances	5	6
Long-term Federal Home Loan Bank advances	247	345
Securities sold under agreements to repurchase	1	1
Total interest expense	670	864

Net interest income	2,127	1,830
Provision for loan losses	64	89
Net interest income, after provision for loan losses	2,063	1,741

Non-interest income:
Customer service fees	134	158
Mortgage banking income, net	67	126
Income from bank-owned life insurance	24	25
Other	1	1
Total non-interest income	226	310

Non-interest expenses:
Salaries and employee benefits	1,005	872
Occupancy and equipment expenses	203	205
Data processing expenses	109	108
Professional fees	105	92
Advertising expenses	87	82
FDIC insurance	47	57
Other general and administrative expenses	203	183
Total non-interest expenses	1,759	1,599

Income before income taxes	530	452

Income tax provision	198	166

Net income	$332	$286

Weighted-average number of common shares outstanding:
Basic and diluted	2,636,792	2,604,389

Earnings per share:
Basic and diluted	$0.13	$0.11

See accompanying notes to consolidated financial statements.

GEORGETOWN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
---------------------------------------------------------------------------------------------------------
(unaudited)

				Accumulated
		Additional		Other	Unearned	Unearned
	Common	Paid-in	Retained	Comprehensive	Compensation-	Compensation-	Treasury
	Stock	Capital	Earnings	Income (Loss)	ESOP	Restricted Stock	Stock	Total
	(In thousands)

Balance at December 31, 2009	$278	$11,329	$7,546	$127	$(450)	-	$(1,184)	$17,646

Comprehensive income:
Net income	-	-	286	-	-	-	-	286
Net unrealized gain on securities
available for sale, net of related
tax effects of $14,000	-	-	-	25	-	-	-	25
Total comprehensive income								311

Common stock held by ESOP allocated or
committed to be allocated (2,048 shares)	-	(10)	-	-	21	-	-	11

Restricted stock granted in connection with
equity incentive plan (25,000 shares)	-	130	-	-	-	(130)	-	-

Share based compensation - options	-	1	-	-	-	-	-	1
Share based compensation - restricted stock	-	-	-	-	-	3	-	3

Balance at March 31, 2010	$278	$11,450	$7,832	$152	$(429)	$(127)	$(1,184)	$17,972

Balance at December 31, 2010	$278	$11,424	$8,999	$120	$(368)	$(100)	$(1,184)	$19,169

Comprehensive income:
Net income	-	-	332	-	-	-	-	332
Net unrealized loss on securities
available for sale, net of related
tax effects of $14,000	-	-	-	(24)	-	-	-	(24)
Total comprehensive income								308

Common stock held by ESOP allocated or
committed to be allocated (2,048 shares)	-	(6)	-	-	20	-	-	14

Restricted stock granted in connection with
equity incentive plan (25,998 shares)	-	169	-	-	-	(169)	-	-

Forfeiture of restricted stock (7,650 shares)	-	(46)	-	-	-	46	-	-

Reissuance of treasury stock (5,796 shares)	-	(50)	-	-	-	-	50	-

Return of treasury stock (280 shares)	-	-	-	-	-	-	(2)	(2)

Share based compensation - options	-	4	-	-	-	-	-	4
Share based compensation - restricted stock	-	-	-	-	-	10	-	10

Balance at March 31, 2011	$278	$11,495	$9,331	$96	$(348)	$(213)	$(1,136)	$19,503

See accompanying notes to consolidated financial statements.

GEORGETOWN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------
(unaudited)

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
Cash flows from operating activities:
Net income	$332	$286
Adjustments to reconcile net income to net cash
provided (used) by operating activities:
Provision for loan losses	64	89
Accretion of securities, net	(3)	(6)
Amortization of deferred loan fees and costs, net	(11)	(3)
Depreciation and amortization expense	64	90
Increase in accrued interest receivable	(37)	(39)
Income from bank-owned life insurance	(24)	(25)
Stock-based compensation expense	28	15
Loans originated for sale	(2,024)	(4,070)
Principal balance of loans sold	2,709	2,941
Net gain on other secondary market activities	-	(70)
Prepaid FDIC insurance	43	51
Net change in other assets and liabilities	(111)	365
Net cash provided (used) by operating activities	1,030	(376)

Cash flows from investing activities:
Activity in securities available for sale:
Maturities, prepayments and calls	929	2,029
Purchases	-	(1,000)
Maturities, prepayments and calls
of securities held to maturity	266	293
Loan originations, net	(3,126)	(5,325)
Purchase of premises and equipment	(8)	(18)
Net cash used by investing activities	(1,939)	(4,021)

(continued)

See accompanying notes to consolidated financial statements.

GEORGETOWN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
---------------------------------------------------------------------
(unaudited)
(concluded)

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
Cash flows from financing activities:
Net change in deposits	(1,266)	2,730
Net change in securities sold under agreements
to repurchase	(111)	(22)
Net change in Federal Home Loan Bank advances with
maturities of three months or less	3,300	6,650
Repayments of Federal Home Loan Bank advances
with maturities greater than three months	(1,015)	(3,014)
Net change in mortgagors' escrow accounts	(1)	84
Return of vested restricted shares to treasury stock	(2)	-
Net cash provided by financing activities	905	6,428

Net change in cash and cash equivalents	(4)	2,031

Cash and cash equivalents at beginning of period	3,298	3,645

Cash and cash equivalents at end of period	$3,294	$5,676

Supplementary information:
Interest paid on deposit accounts	$417	$510
Interest paid on borrowings	253	345
Income taxes paid	111	-
Due to broker for investment purchase	-	1,000

See accompanying notes to consolidated financial statements.

GEORGETOWN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)           Basis of Presentation

The accompanying unaudited financial statements of Georgetown Bancorp, Inc. (the “Company”) were prepared in accordance with the instructions for Form 10-Q and with Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three-month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for future periods, including the entire fiscal year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the December 31, 2010 Consolidated Financial Statements presented in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2011. The consolidated financial statements include the accounts of Georgetown Savings Bank (the “Bank”) and its wholly owned subsidiary, Georgetown Securities Corporation, which engages in the buying, selling and holding of securities. All significant inter-company balances and transactions have been eliminated in consolidation. These consolidated financial statements consider events that occurred through the date the consolidated financial statements were issued.

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

Earnings per common share have been computed based on the following:

	Three Months Ended
	March 31,
	2011	2010

Net income available to common stockholders	$332,000	$286,000

Basic common shares:
Weighted average shares outstanding	2,640,655	2,638,387
Less: Weighted average unallocated ESOP shares	(36,083)	(44,276)
Add: Weighted average unvested restricted stock
shares with non-forfeitable dividend rights	32,220	10,278
Basic weighted average common shares outstanding	2,636,792	2,604,389

Dilutive potential common shares	-	-

Diluted weighted average common shares outstanding	2,636,792	2,604,389

Basic and diluted earnings per share	$0.13	$0.11

Options to purchase 42,348 and 25,000 shares were not included in the computation of diluted earnings per share for the three months ended March 31, 2011 and 2010, respectively, because to do so would have been antidilutive.

(3)           Corporate Structure

In conjunction with its reorganization into the mutual holding company structure, on January 5, 2005, the Bank (i) converted to a stock savings bank as the successor to the Bank in its mutual form; (ii) organized the Company as a federally-chartered corporation that owns 100% of the common stock of the Bank (in stock form); and (iii) organized Georgetown Bancorp, MHC as a federally-chartered mutual holding company that owned 57.0% of the Common Stock of the Company as of March 31, 2011.

(4)           Recent Accounting Pronouncements

In July 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-20, Receivables (Topic 310), Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  This Update requires an entity to provide disclosures that facilitate financial statement users’ evaluation of (1) the nature of credit risk inherent in the entity’s loan portfolio (2) how that risk is analyzed and assessed in arriving at the allowance for loan and lease losses and (3) the changes and reasons for those changes in the allowance for loan and lease losses. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. This Update was effective for the Company for the quarter ending December 31, 2010 and had a significant impact on the disclosures in the consolidated financial statements.

In December 2010, the FASB issued ASU 2010-28, “Intangibles - Goodwill and Other.”  This ASU addresses when to perform step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For public entities, the amendments in this ASU are effective for fiscal years, and interim periods beginning after December 15, 2010.  For nonpublic entities, the amendments are effective for fiscal years and interim periods beginning after December 15, 2011. The amendments in this ASU are not expected to have a material impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations.”  This ASU addresses diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations.  This ASU is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. This ASU is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2011, the FASB issued ASU 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” This ASU provides additional guidance or clarification to help creditors determine whether a restructuring constitutes a troubled debt restructuring. For public entities, the amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.  As a result of applying these amendments, an entity may identify receivables that are newly considered impaired, and should measure impairment on those receivables prospectively for the first interim or annual period beginning on or after June 15, 2011.  Additional disclosures are also required under this ASU.  The Company is currently evaluating the impact of this ASU.  The ASU is expected to cause more loan modifications to be classified as TDRs and the Company/Bank is evaluating its modification programs and practices in light of the new ASU.

In April 2011, the FASB issued ASU 2011-03, “Reconsideration of Effective Control for Repurchase Agreements.”  The objective of this ASU is to improve the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity.  This ASU prescribes when an entity may or may not recognize a sale upon the transfer of financial assets subject to repurchase agreements.  The guidance in this ASU is effective for the first interim or annual period beginning on or after December 15, 2011.  Early adoption is not permitted.

(5)           Securities

A summary of securities is as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)

At March 31, 2011

Securities available for sale

Government-sponsored
enterprise obligations	$2,505	$2	$(48)	$2,459
Residential mortgage-backed
securities	3,601	193	-	3,794

Total securities
available for sale	$6,106	$195	$(48)	$6,253

Securities held to maturity

Residential mortgage-backed
securities	$2,938	$178	$-	$3,116

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)

At December 31, 2010

Securities available for sale

Government-sponsored
enterprise obligations	$3,006	$4	$(36)	$2,974
Residential mortgage-backed
securities	4,028	217	-	4,245

Total securities
available for sale	$7,034	$221	$(36)	$7,219

Securities held to maturity

Residential mortgage-backed
securities	$3,202	$196	$-	$3,398

All residential mortgage-backed securities have been issued by government-sponsored enterprises.

The amortized cost and estimated fair value of debt securities by contractual maturity at March 31, 2011 are as follows.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
After 1 year through
5 years	$505	$505	$-	$-
After 5 years through
10 years	500	502	-	-
Over 10 years	1,500	1,452	-	-
	2,505	2,459	-	-
Residential mortgage-backed
securities	3,601	3,794	2,938	3,116

	$6,106	$6,253	$2,938	$3,116

There were no sales of securities for the three months ended March 31, 2011 and 2010.

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position is as follows:

	Less Than Twelve Months		Greater Than Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In thousands)
At March 31, 2011:

Securities available for sale

Government-sponsored
enterprise obligations	$48	$1,452	$-	$-

At December 31, 2010:

Securities available for sale

Government-sponsored
enterprise obligations	$36	$1,464	$-	$-

At March 31, 2011, one security classified as available-for-sale had an unrealized loss with aggregate depreciation of 3.20% from the security’s amortized cost basis, which management believes to be temporary.

 (6)                Loans and Servicing

Loans

A summary of loans is as follows:

	At		At
	March 31,		December 31,
	2011		2010
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Residential loans:
One-to-four family	$70,241	38.34%	$70,685	39.25%
Home equity loans
and lines of credit	16,971	9.26	17,305	9.61
Total residential mortgage loans	87,212	47.60	87,990	48.86

Commercial loans:
One-to-four family investment property	14,112	7.70	11,892	6.60
Multi-family real estate	14,062	7.67	14,121	7.84
Commercial real estate	27,485	15.00	27,688	15.38
Commercial business	12,561	6.86	12,475	6.93
Total commercial loans	68,220	37.23	66,176	36.75

Construction loans:
One-to-four family	16,563	9.04	16,725	9.29
Multi-family	9,828	5.36	7,730	4.29
Non-residential	726	0.40	733	0.41
Total construction loans	27,117	14.80	25,188	13.99

Consumer	674	0.37	726	0.40

Total loans:	183,223	100.00%	180,080	100.00%

Other items:
Net deferred loan costs	93		95
Allowance for loan losses	(1,719)		(1,651)

Total loans, net	$181,597		$178,524

An analysis of the allowance for loan losses follows at March 31, 2011 and December 31, 2010:

	Residential		Commercial				Construction
	One-to-four family	Home equity loans and lines of credit	One-to-four family investment property	Multi-family real estate	Commercial real estate	Commercial business	One-to-four family	Multi-family	Non- residential	Consumer	Total
	(In thousands)
At March 31, 2011

Allowance for loan losses

Beginning Balance	$233	$320	$60	$106	$431	$304	$93	$83	$6	$15	$1,651
Charge-offs	-	-	-	-	-	-	-	-	-	-	-
Recoveries	3	-	-	-	-	-	-	-	-	1	4
Provision	(39)	(18)	25	7	11	12	31	32	5	(2)	64
Ending Balance	$197	$302	$85	$113	$442	$316	$124	$115	$11	$14	$1,719

Ending balance:
individually evaluated
for impairment	$-	$44	$-	$-	$-	$-	$-	$-	$-	$-	$44

Ending balance:
collectively evaluated
for impairment	$197	$258	$85	$113	$442	$316	$124	$115	$11	$14	$1,675

Loans

Ending Balance	$70,241	$16,971	$14,112	$14,062	$27,485	$12,561	$16,563	$9,828	$726	$674	$183,223

Ending balance:
individually evaluated
for impairment	$-	$741	$-	$-	$-	$-	$-	$-	$-	$-	$741

Ending balance:
collectively evaluated
for impairment	$70,241	$16,230	$14,112	$14,062	$27,485	$12,561	$16,563	$9,828	$726	$674	$182,482

At December 31, 2010

Allowance for loan losses

Ending Balance	$233	$320	$60	$106	$431	$304	$93	$83	$6	$15	$1,651

Ending balance:
individually evaluated
for impairment	$-	$36	$-	$-	$-	$-	$-	$-	$-	$-	$36

Ending balance:
collectively evaluated
for impairment	$233	$284	$60	$106	$431	$304	$93	$83	$6	$15	$1,615

Loans

Ending Balance	$70,685	$17,305	$11,892	$14,121	$27,688	$12,475	$16,725	$7,730	$733	$726	$180,080

Ending balance:
individually evaluated
for impairment	$208	$45	$-	$-	$-	$-	$-	$-	$-	$-	$253

Ending balance:
collectively evaluated
for impairment	$70,477	$17,260	$11,892	$14,121	$27,688	$12,475	$16,725	$7,730	$733	$726	$179,827

The following is a summary of past-due and non-accrual loans at March 31, 2011 and December 31, 2010:

	Loans delinquent for:						90 days
			90 days	Total	Total	Total	or more	Non-accrual
	30 - 59 Days	60 - 89 Days	or more	Past Due	Current	Loans	and accruing	Loans
	(In thousands)
At March 31, 2011:

Residential loans:
One-to-four family	$-	$-	$-	$-	$70,241	$70,241	$-	$-
Home equity loans and lines of credit	-	697	44	741	16,230	16,971	-	741

Commercial loans:
One-to-four family investment property	-	-	-	-	14,112	14,112	-	-
Multi-family real estate	-	-	-	-	14,062	14,062	-	-
Commercial real estate	925	313	-	1,238	26,247	27,485	-	-
Commercial business	-	825	-	825	11,736	12,561	-	-

Construction loans:
One-to-four family	732	-	-	732	15,831	16,563	-	-
Multi-family	-	-	-	-	9,828	9,828	-	-
Non-residential	490	-	-	490	236	726	-	-

Consumer	16	4	-	20	654	674	-	-

Total	$2,163	$1,839	$44	$4,046	$179,177	$183,223	$-	$741

At December 31, 2010:

Residential loans:
One-to-four family	$391	$138	$-	$529	$70,156	$70,685	$-	$-
Home equity loans and lines of credit	19	-	45	64	17,241	17,305	-	45

Commercial loans:
One-to-four family investment property	-	-	-	-	11,892	11,892	-	-
Multi-family real estate	-	-	-	-	14,121	14,121	-	-
Commercial real estate	314	-	-	314	27,374	27,688	-	-
Commercial business	-	-	-	-	12,475	12,475	-	-

Construction loans:
One-to-four family	-	-	-	-	16,725	16,725	-	-
Multi-family	-	-	-	-	7,730	7,730	-	-
Non-residential	-	-	-	-	733	733	-	-

Consumer	9	1	-	10	716	726	-	-

Total	$733	$139	$45	$917	$179,163	$180,080	$-	$45

The following is an analysis of impaired loans at March 31, 2011 and December 31, 2010:
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
(In thousands)
At March 31, 2011

Impaired loans without a valuation allowance

Residential loans:
One-to-four family	$-	$-	$-	$-	$-
Home equity loans and lines of credit	697	697	-	100	-
Commercial loans:
One-to-four family investment property	-	-	-	-	-
Multi-family real estate	-	-	-	-	-
Commercial real estate	-	-	-	-	-
Commercial business	-	-	-	-	-
Construction loans:
One-to-four family	-	-	-	-	-
Multi-family	-	-	-	-	-
Non-residential	-	-	-	-	-
Consumer	-	-	-	-	-
Total impaired with no related allowance	$697	$697	$-	$100	$-

Impaired loans with a valuation allowance

Residential loans:
One-to-four family	$-	$-	$-	$-	$-
Home equity loans and lines of credit	44	44	44	44	-
Commercial loans:
One-to-four family investment property	-	-	-	-	-
Multi-family real estate	-	-	-	-	-
Commercial real estate	-	-	-	-	-
Commercial business	-	-	-	-	-
Construction loans:
One-to-four family	-	-	-	-	-
Multi-family	-	-	-	-	-
Non-residential	-	-	-	-	-
Consumer	-	-	-	-	-
Total with an allowance recorded	$44	$44	$44	$44	$-

At December 31, 2010

Impaired loans without a valuation allowance

Residential loans:
One-to-four family	$208	$208	$-	$209	$5
Home equity loans and lines of credit	-	-	-	-	-
Commercial loans:
One-to-four family investment property	-	-	-	-	-
Multi-family real estate	-	-	-	-	-
Commercial real estate	-	-	-	-	-
Commercial business	-	-	-	-	-
Construction loans:
One-to-four family	-	-	-	-	-
Multi-family	-	-	-	-	-
Non-residential	-	-	-	-	-
Consumer	-	-	-	-	-
Total impaired with no related allowance	$208	$208	$-	$209	$5

Impaired loans with a valuation allowance

Residential loans:
One-to-four family	$-	$-	$-	$-	$-
Home equity loans and lines of credit	45	45	36	47	1
Commercial loans:
One-to-four family investment property	-	-	-	-	-
Multi-family real estate	-	-	-	-	-
Commercial real estate	-	-	-	-	-
Commercial business	-	-	-	-	-
Construction loans:
One-to-four family	-	-	-	-	-
Multi-family	-	-	-	-	-
Non-residential	-	-	-	-	-
Consumer	-	-	-	-	-
Total with an allowance recorded	$45	$45	$36	$47	$1

The following table represents the Company’s loans by risk rating at March 31, 2011 and December 31, 2010:

	Residential		Commercial				Construction
	One-to-four family	Home equity loans and lines of credit	One-to-four family investment property	Multi-family real estate	Commercial real estate	Commercial business	One-to-four family	Multi-family	Non- residential	Consumer	Total
	(In thousands)
At March 31, 2011:

Classification:
Pass	$70,241	$16,230	$13,717	$14,062	$23,930	$11,719	$15,831	$9,828	$236	$674	$176,468
Special mention	-	-	395	-	3,555	842	732	-	490	-	6,014
Substandard	-	697	-	-	-	-	-	-	-	-	697
Doubtful	-	-	-	-	-	-	-	-	-	-	-
Loss	-	44	-	-	-	-	-	-	-	-	44
Total loans	$70,241	$16,971	$14,112	$14,062	$27,485	$12,561	$16,563	$9,828	$726	$674	$183,223

At December 31, 2010:

Classification:
Pass	$70,477	$17,260	$11,495	$14,121	$24,119	$12,475	$16,725	$7,730	$733	$726	$175,861
Special mention	-	-	397	-	3,569	-	-	-	-	-	3,966
Substandard	208	45	-	-	-	-	-	-	-	-	253
Doubtful	-	-	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-	-	-
Total loans	$70,685	$17,305	$11,892	$14,121	$27,688	$12,475	$16,725	$7,730	$733	$726	$180,080

Credit Quality Information

The Company utilizes an eleven grade internal loan rating system for commercial real estate, construction and residential mortgages and commercial business loans as follows:

Loans rated 1 - 5:  Loans in these categories are considered “pass” rated loans with low to average risk.

Loans rated 6:  Loans in this category are considered “marginally acceptable.”  These loans are starting to show signs of potential weakness and are being closely monitored by management.

Loans rated 6.5:  Loans in this category are considered “management attention.”  These loans are placed on a “watch list” and are being closely monitored by management because of some borrower management weaknesses and non-monetary defaults.

Loans rated 7:  Loans in this category are considered “special mention.”  These loans are starting to show signs of potential weakness and are being closely monitored by management.

Loans rated 8:  Loans in this category are considered “substandard.”  These loans have a well defined weakness that jeopardize the liquidation of the debt and is inadequately protected by the current sound worth and paying capacity of the borrower or pledged collateral. There is a distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

Loans rated 9:  Loans in this category are considered “doubtful.”  Loans classified as doubtful have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, highly questionable and improbable.

Loans rated 10:  Loans in this category are considered uncollectible “loss” and it has been determined uncollectible and the chance of loss in inevitable. Loans in this category will be charged-off.

On an annual basis, or more often if needed, the Company formally reviews the ratings on all commercial real estate, construction and commercial business loans.

Loans serviced for others and mortgage servicing rights

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $47,229,000 and $45,028,000 at March 31, 2011 and December 31, 2010, respectively.

The risks inherent in the mortgage servicing assets relate primarily to changes in prepayments that result from shifts in mortgage interest rates. The fair value of servicing rights was $497,000 at March 31, 2011 and was determined using the quarterly average 10-year, U.S. Treasury rate plus 5.0%, adjusted to reflect the current credit spreads and conditions in the market as a discount rate. Prepayment assumptions, which are impacted by loan rates and terms, are calculated using a moving average of prepayment data published by the Public Securities Association.

The following summarizes mortgage servicing rights capitalized and amortized, along with the aggregate activity-related valuation allowances:

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)

Mortgage servicing rights:
Balance at beginning of period	$424	$183
Additions	30	16
Disposals	-	-
Amortization	(25)	(2)
Balance at end of period	429	197

Valuation allowances:
Balance at beginning of period	4	-
Additions	-	-
Recoveries	-	-
Write-downs	-	-
Balance at end of period	4	-

Mortgage servicing assets, net	$425	$197

Fair value of mortgage servicing assets	$497	$209

(7)           Secured Borrowings and Collateral

Federal Home Loan Bank advances

At March 31, 2011, all Federal Home Loan Bank (“FHLB”) of Boston advances were secured by a blanket security agreement on qualified collateral, principally first mortgage loans on owner-occupied residential property in the amount of $55.6 million, government-sponsored enterprise obligations with a fair value of $1.5 million and mortgage-backed securities with a fair value of $6.9 million.

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are funds borrowed from customers on an overnight basis. The amount of securities collateralizing the agreements to repurchase remains in securities and the obligation to repurchase securities sold is reflected as a liability in the consolidated balance sheets.  Securities sold under agreements to repurchase amounted to $380,000 at March 31, 2011 and were secured by Government-sponsored enterprise obligations with a fair value of $1.0 million.  The weighted average interest rate on these agreements was 0.50% at March 31, 2011.

(8)           Fair Value Measurements

The Company groups its financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value as follows:

Level l - Valuation is based on quoted prices in active markets for identical assets or liabilities. Level l assets and liabilities generally include debt and equity securities that are traded in an active exchange market. At March 31, 2011, the Company had no assets or liabilities valued using Level 1 measurements.

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

All of the Company’s securities that are measured at fair value are included in Level 2 and are based on pricing models from independent, third party pricing services that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads and new issue data. There are no liabilities measured at fair value. All of the Company’s impaired loans and other real estate owned that are measured at fair value are included in Level 3 and are based on the appraised value of the underlying collateral considering discounting factors, if deemed appropriate, and adjusted for selling costs. These appraised values may be discounted based on management’s historical knowledge, expertise or changes in market conditions from time of valuation. The Company did not have any significant transfers of assets or liabilities to or from Levels 1 and 2 of the fair value hierarchy during the three month period ended March 31, 2011.

Assets and liabilities measured at fair value on a recurring basis at March 31, 2011 and December 31, 2010 are summarized below.

				Assets
	Level 1	Level 2	Level 3	at Fair Value
	(In thousands)
At March 31, 2011

Assets
Securities available for sale	$-	$6,253	$-	$6,253

At December 31, 2010

Assets
Securities available for sale	$-	$7,219	$-	$7,219

The Company may also be required, from time to time, to measure certain other financial assets on a nonrecurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. Assets measured at fair value on a non-recurring basis at March 31, 2011 are summarized below. The fair value adjustments relate to the amount of write down recorded during the three months ended March 31, 2011 on the assets held at March 31, 2011.

				Assets
	Level 1	Level 2	Level 3	at Fair Value
	(In thousands)
At March 31, 2011

Impaired loans	$-	$-	$697	$697
Other real estate owned	-	-	53	53
	$-	$-	$750	$750

				Assets
	Level 1	Level 2	Level 3	at Fair Value
	(In thousands)
At December 31, 2010

Impaired loans	$-	$-	$9	$9
Other real estate owned	-	-	53	53
	$-	$-	$62	$62

	Fair Value Measurements
	Using Significant Unobservable Inputs
	Level 3
	Impaired Loans	Other Real Estate Owned

Beginning balance, December 31, 2010	$9	$53
Transfers in and/or out of level 3	688	-
Ending balance, March 31, 2011	$697	$53

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

Off-balance-sheet instruments:  Fair values for off-balance-sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.  At March 31, 2011 and December 31, 2010, the fair value of commitments outstanding is not significant since fees charged are not material.

The estimated fair values and related carrying amounts of the Company’s financial instruments at March 31, 2011 and December 31, 2010, are as follows:

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$3,294	$3,294	$3,298	$3,298
Securities available for sale	6,253	6,253	7,219	7,219
Securities held to maturity	2,938	3,116	3,202	3,398
FHLB stock	3,111	3,111	3,111	3,111
Loans held for sale	-	-	685	693
Loans, net	181,597	183,833	178,524	180,972
Accrued interest receivable	814	814	777	777
Capitalized mortgage servicing rights	425	497	420	461

Financial liabilities:
Deposits	150,197	150,542	151,463	151,859
Securities sold under agreements
to repurchase	380	380	491	491
Short-term FHLB advances	6,800	6,800	3,500	3,500
Long-term FHLB advances	27,167	27,705	28,182	28,774
Mortgagers' escrow accounts	597	597	598	598
Accrued interest payable	89	89	88	88

(9)           Equity Incentive Plan

At March 31, 2011, the Company had one equity incentive plan, which was described more fully in Note 13 of the consolidated financial statements and notes thereto for the year ended December 31, 2010.

The following table presents the activity for the 2010 Plan for the three months ended March 31, 2011:

	Stock Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at beginning of year	24,000	$6.72
Granted	25,998	$6.88
Forfeited	(7,650)	$6.81

Outstanding at end of period	42,348	$6.80	9.42	$8,378

Exercisable at end of period	5,796	$6.72	8.90	$1,623

	Non-vested
	Restricted Stock
	Number of Shares	Weighted Average Grant Date Value

Outstanding at beginning of year	24,000	$5.20
Granted	25,998	$6.50
Forfeited	(7,650)	$5.92
Vested	(5,796)	$5.20

Outstanding at end of period	36,552	$5.97

As of March 31, 2011, unrecognized share-based compensation expense related to non-vested options amounted to $95,000 and the unrecognized share-based compensation expense related to non-vested restricted stock amounted to $213,000.  Both amounts are expected to be recognized over a weighted average period of 3.9 years.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $7.00 as of March 31, 2011 which would have been received by the option holders had all option holders exercised their options as of that date.

For the three months ended March 31, 2011, the Company recognized compensation expense for stock options of $4,000 with a related tax benefit of $800.  For the three months ended March 31, 2011, the Company recognized compensation expense for restricted stock awards of $10,000, with a related tax benefit of $4,000.

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

Our financial performance for the three months ended March 31, 2011 continued to improve, as the Company’s net income increased 16% compared to the same period last year. Our improved financial performance continued to be driven by an expanding net interest margin, primarily due to originations of higher-yielding commercial loans, a significant portion of which are collateralized by one-to-four family and multi-family properties, and the controlling of interest expense. The asset quality of our loan portfolio remained stable during the quarter.

Critical Accounting Policies

Our critical accounting policies are those that involve significant judgments and assumptions by management and that have, or could have, a material impact on our income or the carrying value of our assets. Our critical accounting policies are those related to our allowance for loan losses and the valuation of our deferred tax assets.

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings.  Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a monthly basis by management and is based upon management’s monthly review of the collectability of the loans in light of known and inherent risks in the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.  Additionally, as part of the evaluation of the level of the allowance for loan losses, on a quarterly basis management analyzes several qualitative loan portfolio risk factors including, but not limited to, charge-off history, changes in management or underwriting policies, current economic conditions, delinquency statistics, geographic and industry concentrations, the adequacy of the underlying collateral, the financial strength of the borrower and results of internal and external loan reviews. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance for loan losses consists of specific, general and unallocated components.  The specific component relates to loans that are classified as impaired.  For such loans that are classified as impaired, an allowance for loan losses is established when the discounted cash flows or the fair value of the existing collateral (less cost to sell) of the impaired loan is lower than the carrying value of that loan.  The general component covers non-impaired loans and is based on historical loss experience adjusted for qualitative factors.  An unallocated component may be maintained to cover uncertainties that could affect management’s estimate of probable losses.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.

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

Loans secured by commercial real estate, multi-family and one-to-four family investment properties, generally involve larger principal amounts and a greater degree of risk than one-to-four family residential mortgage loans. Because payments on loans secured by commercial real estate, including multi-family and one-to-four family investment properties, are often dependent on successful operation or management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy.

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

Comparison of Financial Condition at March 31, 2011 and December 31, 2010

Total assets increased by $1.2 million, or 0.6%, to $206.2 million at March 31, 2011, from $205.0 million at December 31, 2010. The increase in total assets resulted primarily from an increase in net loans, partially offset by a decrease in investment securities, as maturing securities were used to fund loan originations. Net loans increased $3.1 million, or 1.7%, to $181.6 million at March 31, 2011, from $178.5 million at December 31, 2010, primarily due to a $2.2 million, or 18.7%, increase in commercial real estate loans collateralized by one-to-four family residential investment properties and a $2.1 million, or 27.1% increase in construction loans collateralized by multi-family properties, partially offset by a $778,000, or 0.9%, decrease in residential mortgage loans. Investment securities available for sale decreased $966,000, or 13.4%, to $6.3 million at March 31, 2011, from $7.2 million at December 31, 2010. Investment securities held to maturity decreased $264,000, or 8.3%, to $2.9 million at March 31, 2011. At March 31, 2011, total investment securities were comprised of government-sponsored enterprise obligations and mortgage-backed securities, all of which are guaranteed by government-sponsored enterprises. As a result, our investment securities impairment considerations generally related to fluctuations in market interest rates. At March 31, 2011, no securities were deemed to be other–than-temporarily impaired. Total interest-earning assets increased $578,000, or 0.3%, to $196.8 million at March 31, 2011, from $196.2 million at December 31, 2010.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan as of the dates indicated.

	At		At
	March 31,		December 31,
	2011		2010
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Residential loans:
One-to-four family	$70,241	38.34%	$70,685	39.25%
Home equity loans
and lines of credit	16,971	9.26	17,305	9.61
Total residential mortgage loans	87,212	47.60	87,990	48.86

Commercial loans:
One-to-four family investment property	14,112	7.70	11,892	6.60
Multi-family real estate	14,062	7.67	14,121	7.84
Commercial real estate	27,485	15.00	27,688	15.38
Commercial business	12,561	6.86	12,475	6.93
Total commercial loans	68,220	37.23	66,176	36.75

Construction loans:
One-to-four family	16,563	9.04	16,725	9.29
Multi-family	9,828	5.36	7,730	4.29
Non-residential	726	0.40	733	0.41
Total construction loans	27,117	14.80	25,188	13.99

Consumer	674	0.37	726	0.40

Total loans:	183,223	100.00%	180,080	100.00%

Other items:
Net deferred loan costs	93		95
Allowance for loan losses	(1,719)		(1,651)

Total loans, net	$181,597		$178,524

Non-performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. Delinquent loans that are 90 days or more past due are generally considered non-performing assets.

	At March 31,	At December 31,
	2011	2010
	(Dollars in thousands)

Non-accrual loans:
Residential mortgage loans	$741	$45
Commercial loans	-	-
Construction loans	-	-
Consumer	-	-

Total non-accrual loans	741	45

Loans greater than 90 days delinquent
and still accruing:
Residential mortgage loans	-	-
Commercial loans	-	-
Construction loans	-	-
Consumer	-	-

Total loans greater than 90 days delinquent
and still accruing	-	-

Restructured loans	-	208

Total non-performing loans	741	253

Real estate owned	53	53

Total non-performing assets	$794	$306

Ratios:
Non-performing loans to total loans	0.40%	0.14%
Non-performing assets to total assets	0.39%	0.15%

Asset quality continued to be stable, as non-performing assets increased $488,000 to $794,000 at March 31, 2011 compared to $306,000 at December 31, 2010, primarily due to one residential loan. These balances represented 0.39% of total assets at March 31, 2011 and 0.15% of total assets at December 31, 2010. The allowance for loan losses was $1.7 million at March 31, 2011, an increase of $68,000 from December 31, 2010. There were no loan charge-offs and loan recoveries were $4,000 for the three months ended March 31, 2011, as compared to loan charge-offs of $5,000 and loan recoveries of $2,000 for the same period in 2010. The allowance represented 0.94% and of total loans at March 31, 2011 and 0.92% of total loans at December 31, 2010. At these levels, the allowance for loan losses as a percentage of non-performing loans was 231.98% at March 31, 2011 and 652.57% at December 31, 2010.

Total deposits decreased by $1.3 million, or 0.8%, to $150.2 million at March 31, 2011, from $151.5 million at December 31, 2010. The deposit decreases were primarily due to decreases in demand deposit and money market accounts, partially offset by increases in certificate of deposits and NOW accounts. Demand deposit accounts decreased $1.7 million, or 10.0% and money market accounts decreased $601,000, or 1.0%, due to normal operating fluctuations. Certificates of deposit increased $649,000, or 1.3% and NOW accounts increased $450,000, or 3.0%.

Total borrowings from the FHLB increased $2.3 million, or 7.2%, as proceeds were used to fund loan demand. Short-term borrowings increased $3.3 million, or 94.3% and long-term borrowings decreased $1.0 million, or 3.6%.

Total stockholders’ equity increased $334,000, or 1.7%, to $19.5 million at March 31, 2011, from $19.2 million at December 31, 2010, primarily due to net income of $332,000. The net unrealized gains on securities available for sale of $96,000 at March 31, 2011 were attributable to changes in market interest rates.

Comparison of Operating Results for the Three Months Ended March 31, 2011 and 2010

General. Net income for the three months ended March 31, 2011 was $332,000, or $.13 per basic and diluted share, compared to net income of $286,000, or $.11 per basic and diluted share for the three months ended March 31, 2010. The increase in net income was primarily due to an increase in net interest income, partially offset by a decrease in non-interest income and an increase in non-interest expense.

Interest Income. Interest income increased by $103,000, or 3.8%, to $2.8 million for the three months ended March 31, 2011. The increase in interest income was primarily due to an increase in the average balance of interest-earning assets of $3.2 million, or 1.7%, to $196.1 million for the three months ended March 31, 2011, from $192.9 million for the same period in 2010 and by an 11 basis point increase in the average yield on interest-earning assets to 5.70% for the three months ended March 31, 2011, from 5.59% for the same period in 2010.

Interest income on loans increased $161,000, or 6.3%, to $2.7 million for the three months ended March 31, 2011. The increase was due to an increase in the average balance of loans of $10.9 million, or 6.3%, to $182.8 million for the three months ended March 31, 2011, from $171.9 million for the three months ended March 31, 2010. The average loan yield was unchanged at 5.90% for the three months ended March 31, 2011 and 2010.

Interest and dividend income on investment securities decreased $58,000, or 36.9%, for the three months ended March 31, 2011, compared to the same period in 2010. The decrease in interest income was due to a decrease in the average balance of investment securities of $5.9 million, or 31.4%, to $12.9 million for the three months ended March 31, 2011, from $18.8 million for the three months ended March 31, 2010 and by a decrease in average investment yields of 27 basis points, reflecting lower market interest rates, to 3.07% for the three months ended March 31, 2011, from 3.34% for the three months ended March 31, 2010.

Interest Expense. Interest expense decreased $194,000, or 22.5%, to $670,000 for the three months ended March 31, 2011 from $864,000 for the three months ended March 31, 2010. The decrease in interest expense was primarily due to a 48 basis point decrease in the average cost of interest-bearing liabilities, reflecting the lowering of deposit interest rates offered, the maturing of higher-rate deposits and a shortening of the term of FHLB borrowings, to 1.58% for the three months ended March 31, 2011, from 2.06% for the same period in 2010, partially offset by an increase in the average balance of interest-bearing liabilities of $1.9 million, or 1.1%, to $169.4 million for the three months ended March 31, 2011, from $167.4 million for the same period in 2010.

Interest expense on interest-bearing deposits decreased $95,000, or 18.6%, to $417,000 for the three months ended March 31, 2011, from $512,000 for the same period in 2010. The decrease was primarily due to a 44 basis point decrease in the average cost of interest-bearing deposits to 1.24% for the three months ended March 31, 2011, from 1.68% for the same period in 2010, partially offset by an increase in the average balance of interest-bearing deposits of $12.6 million, or 10.3%, to $134.7 million for the three months ended March 31, 2011 from $122.1 million for the same period in 2010.

Interest expense on FHLB short-term and long-term advances decreased $99,000, or 28.2%, to $252,000 for the three months ended March 31, 2011, from $351,000 for the same period in 2010. The decrease was primarily due to a decrease in the average balance of FHLB short-term and long-term advances of $10.6 million, or 23.6%, to $34.3 million for the three months ended March 31, 2011 from $44.9 million for the same period in 2010 and by a 19 basis point decrease in the average cost of FHLB short-term and long-term advances to 2.94% for the three months ended March 31, 2011, from 3.13% for the same period in 2010.

Net Interest Income. Net interest income increased $297,000, or 16.2%, to $2.1 million for the three months ended March 31, 2011, from $1.8 million for the same period in 2010. The increase in net interest income was primarily the result of a 55 basis point increase in net interest margin to 4.34% for the three months ended March 31, 2011, from 3.79% for the same period in 2010 and by the $1.3 million or 5.1%, increase in net average interest-earning assets to $26.7 million for the three months ended March 31, 2011, from $25.4 million for the same period in 2010.

Provision for Loan Losses. The provision for loan losses for the three months ended March 31, 2011 was $64,000 compared to $89,000 for the three months ended March 31, 2010. There were no loan charge-offs and loan recoveries were $4,000 for the three months ended March 31, 2011, as compared to loan charge-offs of $5,000 and loan recoveries of $2,000 for the same period in 2010.

Non-interest Income. Non-interest income decreased $84,000, or 27.1%, to $226,000 for the three months ended March 31, 2011, from $310,000 for the same period in 2010. The decrease was primarily related to a decline in net mortgage banking income and customer service fees. Net mortgage banking income decreased $59,000, or 46.8% to $67,000 for the three months ended March 31, 2011, from $126,000 for the same period in 2010. Included in the March 2010 income was a $70,000 net gain on secondary market activities, representing the increase in secondary market commitments and related fair value measurements. There was no net gain on secondary market activities for the three months ending March 31, 2011, based on immateriality. The decrease in customer service fees was primarily related to a decline in checking account overdraft fees of $33,000, or 36.0%, partially offset by an increase in ATM service charges of $7,000, or 18.4%.

Non-interest Expense. Non-interest expense increased $160,000, or 10.0%, to $1.8 million for the three months ended March 31, 2011. The increase in non-interest expense was primarily due to an increase in salaries and benefits, other general and administrative expenses and professional fees, partially offset by a decrease in Federal Deposit Insurance Corporation (“FDIC”) deposit insurance. Salaries and benefits expense increased $133,000, or 15.3%, primarily due to the costs associated with additional staff and the replacement of existing staff at higher salaries. Other general and administrative expenses increased $20,000, or 10.9%, for the three months ended March 31, 2011. Professional fees increased $13,000, or 14.1%, primarily due to consulting and legal expense.

Income Taxes. The income before income taxes of $530,000 for the three months ended March 31, 2011 resulted in an income tax provision of $198,000 for the three months ended March 31, 2011, as compared to income before income taxes of $452,000 and a related income tax provision of $166,000 for the three months ended March 31, 2010. The effective tax rates for the three months ended March 31, 2011 and 2010 were 37.3% and 36.6%, respectively.

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

	At March 31,		Three Months Ended March 31,
	2011		2011			2010
		Weighted	Average			Average
	Outstanding	Average	Outstanding		Yield/	Outstanding		Yield/
	Balance	Rate	Balance	Interest	Rate	Balance	Interest	Rate
			(Dollars in thousands)
Interest-earning assets:
Loans	$183,316	5.90%	$182,802	$2,698	5.90%	$171,936	$2,537	5.90%
Investment securities (1)	12,302	3.08%	12,889	99	3.07%	18,788	157	3.34%
Short-term investments	1,160	0.03%	428	-	0.00%	2,173	-	0.00%
Total interest-earning assets	196,778	5.68%	196,119	2,797	5.70%	192,897	2,694	5.59%
Non-interest-earning assets	9,413		9,730	-		10,011	-
Total assets	$206,191		$205,849	2,797		$202,908	2,694

Interest-bearing liabilities:
Savings deposits	$12,099	0.21%	$12,159	6	0.20%	$12,071	5	0.17%
NOW accounts	15,597	0.42%	14,525	16	0.44%	12,265	13	0.42%
Money market accounts	56,837	0.92%	57,413	129	0.90%	39,339	100	1.02%
Certificates of deposit	50,672	2.12%	50,640	266	2.10%	58,455	394	2.70%
Total interest-bearing deposits	135,205	1.25%	134,737	417	1.24%	122,130	512	1.68%
FHLB advances	33,967	2.90%	34,288	252	2.94%	44,907	351	3.13%
Repurchase agreements	380	0.50%	345	1	1.16%	411	1	0.97%
Total interest-bearing liabilities	169,552	1.58%	169,370	670	1.58%	167,448	864	2.06%
Non-interest-bearing liabilities:
Demand deposits	14,992		15,294			15,836
Other non-interest-bearing liabilities	2,144		1,791			1,810
Total liabilities	186,688		186,455			185,094
Stockholders' equity	19,503		19,394			17,814
Total liabilities and equity	$206,191		$205,849			$202,908

Net interest income				$2,127			$1,830
Net interest rate spread (2)		4.10%			4.12%			3.53%
Net interest-earning assets (3)	$27,226		$26,749			$25,449
Net interest margin (4)					4.34%			3.79%
Average of interest-earning
assets to interest-bearing
liabilities		116.06%			115.79%			115.20%

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

	For the Three Months Ended March 31, 2011
	Compared to the Three Months Ended
	March 31, 2010
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In thousands)

Interest-earning assets:
Loans	$160	$1	$161
Investment securities	(49)	(9)	(58)
Short-term investments	-	-	-

Total interest-earning assets	111	(8)	103

Interest-bearing liabilities:
Savings deposits	-	1	1
NOW accounts	2	1	3
Money market accounts	46	(17)	29
Certificates of deposit	(53)	(75)	(128)

Total interest-bearing deposits	(5)	(90)	(95)

FHLB advances	(83)	(16)	(99)

Total interest-bearing liabilities	(88)	(106)	(194)

Change in net interest income	$199	$98	$297

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2011, cash and cash equivalents totaled $3.3 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $6.3 million at March 31, 2011. Our policies also allow for access to the wholesale funds market for up to 50.0% of total assets, or $103.1 million. At March 31, 2011, we had $34.0 million in FHLB advances outstanding and $996,000 in brokered certificates of deposit, allowing the Company access to an additional $68.1 million in wholesale funds based on policy guidelines.

At March 31, 2011, we had $5.4 million in loan commitments outstanding. In addition to commitments to originate loans, we had $23.5 million in unadvanced funds to borrowers.

Related to our secondary market activities, we had $611,000 of forward loan sale commitments at March 31, 2011. These forward loan sale commitments were used to offset the interest rate risk associated with mortgage loans, which have had their interest rate locked by our customers.

Certificates of deposit due within one year of March 31, 2011 totaled $40.1 million, or 26.7% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit or other wholesale funding options. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2011. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

We have no material commitments or demands that are likely to affect our liquidity other than set forth below. In the event loan demand were to increase at a pace greater than expected, or any unforeseen demand or commitment were to occur, we would access our borrowing capacity with the FHLB and other wholesale market sources.

Our primary investing activities are the origination of loans and the purchase of securities. During the three months ended March 31, 2011, we originated $16.7 million of loans. We also sold $2.7 million in residential mortgage loans for the three months ended March 31, 2011.

 Financing activities consist primarily of activity in deposit accounts, FHLB borrowings and advances and the sale of residential mortgages. We experienced a net decrease in total deposits of $1.3 million for the three months ended March 31, 2011. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive.

FHLB borrowings and advances reflected a net increase of $2.3 million during the three months ended March 31, 2011. FHLB borrowings and advances have primarily been used to fund loan demand.

Capital Management. The Bank is subject to various regulatory capital requirements including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2011, the Bank exceeded all of its regulatory capital requirements and is considered “well capitalized” under regulatory guidelines.

The OTS, as the primary federal regulator of federal savings banks, periodically recommends certain of those institutions take voluntary steps to reduce risk to the institutions and the federal deposit insurance fund. In light of the current economic environment, the OTS requested and the Bank’s board of directors agreed on October 27, 2010 to certain voluntary constraints on the Bank’s leveraged growth strategy. The OTS has agreed to revisit these voluntary constraints from time to time. The voluntary constraints are as follows: (i) the Bank will maintain a Tier one (core) capital ratio of at least 7.1%; and (ii) in the event the Tier one (core) capital ratio decreases below 7.5%, the ratio of “high-risk” loans, as defined, to Tier one (core) capital would not exceed 350%; the ratio of classified assets to Tier one (core) capital (plus the allowance for loan losses) would not exceed 15%; and the ratio of nonperforming assets to total assets would not exceed 1.5%. As of March 31, 2011, the Bank’s Tier one capital ratio was 8.88% compared to the requested target of 7.50%. As of March 31, 2011, the Company had approximately $625,000 of cash available to down-stream to the Bank to support its future capital needs.

Off-Balance Sheet Arrangements. For the three months ended March 31, 2011, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

a) Not applicable

b) Not applicable

c) The Company did not repurchase any shares during the quarter ended March 31, 2011.

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

GEORGETOWN BANCORP, INC.
(Registrant)

Date: May 9, 2011	/s/ Robert E. Balletto
Robert E. Balletto
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Joseph W. Kennedy
Joseph W. Kennedy
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Accounting and Financial Officer)