Form 10-Q
period 2011-06-30
Georgetown Bancorp, Inc.
filed 2011-08-15
CIK 1302709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date:  Common Stock, $0.10 par value, 2,680,455 shares outstanding as of August 5, 2011.

Form 10-Q
GEORGETOWN BANCORP, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

GEORGETOWN BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
-------------------------------------------------------------------------------------

ASSETS

	At	At
	June 30,	December 31,
	2011	2010
	(Unaudited)
	(In thousands)

Cash and due from banks	$1,860	$1,490
Short-term investments	4,920	1,808
Total cash and cash equivalents	6,780	3,298

Securities available for sale, at fair value	6,420	7,219
Securities held to maturity, at amortized cost	2,730	3,202
Federal Home Loan Bank stock, at cost	3,111	3,111
Loans held for sale	237	685
Loans, net of allowance for loan losses of $1,660,000 at
June 30, 2011 and $1,651,000 at December 31, 2010	172,846	178,524
Premises and equipment, net	3,911	3,961
Accrued interest receivable	711	777
Bank-owned life insurance	2,646	2,597
Prepaid FDIC insurance	421	514
Other assets	1,113	1,127

Total assets	$200,926	$205,015

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits	$151,200	$151,463
Securities sold under agreements to repurchase	422	491
Short-term Federal Home Loan Bank advances	3,000	3,500
Long-term Federal Home Loan Bank advances	25,152	28,182
Mortgagors' escrow accounts	588	598
Accrued expenses and other liabilities	1,038	1,612
Total liabilities	181,400	185,846

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.10 par value per share: 1,000,000
shares authorized; none outstanding	-	-
Common stock, $0.10 par value per share: 10,000,000
shares authorized; 2,777,250 shares issued	278	278
Additional paid-in capital	11,495	11,424
Retained earnings	9,311	8,999
Accumulated other comprehensive income	103	120
Unearned compensation - ESOP (32,693 and 36,789 shares unallocated
at June 30, 2011 and December 31, 2010, respectively)	(327)	(368)
Unearned compensation - Restricted stock (36,552 and 24,000 shares non-vested
at June 30, 2011 and December 31, 2010, respectively)	(198)	(100)
Treasury stock, at cost (133,347 and 138,863 shares at June 30, 2011
and December 31, 2010, respectively)	(1,136)	(1,184)
Total stockholders' equity	19,526	19,169

Total liabilities and stockholders' equity	$200,926	$205,015

See accompanying notes to consolidated financial statements.

GEORGETOWN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands, except share data)

Interest and dividend income:
Loans, including fees	$2,685	$2,656	$5,383	$5,193
Securities	92	149	191	306
Short-term investments	-	1	-	1
Total interest and dividend income	2,777	2,806	5,574	5,500

Interest expense:
Deposits	413	537	830	1,049
Short-term Federal Home Loan Bank advances	2	7	7	13
Long-term Federal Home Loan Bank advances	231	328	478	673
Securities sold under agreements to repurchase	-	-	1	1
Total interest expense	646	872	1,316	1,736

Net interest income	2,131	1,934	4,258	3,764
Provision for loan losses	681	76	745	165
Net interest income, after provision for loan losses	1,450	1,858	3,513	3,599

Non-interest income:
Customer service fees	131	155	265	313
Mortgage banking income, net	43	71	110	197
Income from bank-owned life insurance	25	25	49	50
Other	(1)	-	-	1
Total non-interest income	198	251	424	561

Non-interest expenses:
Salaries and employee benefits	954	901	1,959	1,773
Occupancy and equipment expenses	182	181	385	386
Data processing expenses	108	111	217	219
Professional fees	104	61	209	153
Advertising expenses	71	88	158	170
FDIC insurance	54	60	101	117
Other general and administrative expenses	234	194	437	377
Total non-interest expenses	1,707	1,596	3,466	3,195

(Loss) income before income taxes	(59)	513	471	965

Income tax (benefit) provision	(39)	178	159	344

Net (loss) income	$(20)	$335	$312	$621

Weighted-average number of common shares outstanding:
Basic	2,646,420	2,620,213	2,641,606	2,612,301
Diluted	2,646,420	2,620,213	2,641,803	2,612,301

Earnings per share:
Basic	$(0.01)	$0.13	$0.12	$0.24
Diluted	$(0.01)	$0.13	$0.12	$0.24

See accompanying notes to consolidated financial statements.

GEORGETOWN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
---------------------------------------------------------------------------------------------------------
(unaudited)

				Accumulated
		Additional		Other	Unearned	Unearned
	Common	Paid-in	Retained	Comprehensive	Compensation-	Compensation-	Treasury
	Stock	Capital	Earnings	Income (Loss)	ESOP	Restricted Stock	Stock	Total
	(In thousands)

Balance at December 31, 2009	$278	$11,329	$7,546	$127	$(450)	-	$(1,184)	$17,646

Comprehensive income:
Net income	-	-	621	-	-	-	-	621
Net unrealized gain on securities
available for sale, net of related
tax effects of $36,000	-	-	-	66	-	-	-	66
Total comprehensive income								687

Common stock held by ESOP allocated or
committed to be allocated (4,096 shares)	-	(20)	-	-	41	-	-	21

Restricted stock granted in connection with
equity incentive plan (25,000 shares)	-	130	-	-	-	(130)	-	-

Forfeiture of restricted stock (1,000 shares)	-	(5)	-	-	-	5	-	-

Share based compensation - options	-	4	-	-	-	-	-	4
Share based compensation - restricted stock	-	-	-	-	-	10	-	10

Balance at June 30, 2010	$278	$11,438	$8,167	$193	$(409)	$(115)	$(1,184)	$18,368

Balance at December 31, 2010	$278	$11,424	$8,999	$120	$(368)	$(100)	$(1,184)	$19,169

Comprehensive income:
Net income	-	-	312	-	-	-	-	312
Net unrealized loss on securities
available for sale, net of related
tax effects of $11,000	-	-	-	(17)	-	-	-	(17)
Total comprehensive income								295

Common stock held by ESOP allocated or
committed to be allocated (4,096 shares)	-	(13)	-	-	41	-	-	28

Restricted stock granted in connection with
equity incentive plan (25,998 shares)	-	169	-	-	-	(169)	-	-

Forfeiture of restricted stock (7,650 shares)	-	(46)	-	-	-	46	-	-

Reissuance of treasury stock (5,796 shares)	-	(50)	-	-	-	-	50	-

Return of treasury stock (280 shares)	-	-	-	-	-	-	(2)	(2)

Share based compensation - options	-	11	-	-	-	-	-	11
Share based compensation - restricted stock	-	-	-	-	-	25	-	25

Balance at June 30, 2011	$278	$11,495	$9,311	$103	$(327)	$(198)	$(1,136)	$19,526

See accompanying notes to consolidated financial statements.

GEORGETOWN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------
(unaudited)

	Six Months Ended
	June 30,
	2011	2010
	(In thousands)
Cash flows from operating activities:
Net income	$312	$621
Adjustments to reconcile net income to net cash
provided (used) by operating activities:
Provision for loan losses	745	165
Accretion of securities, net	(4)	(10)
Amortization of deferred loan fees and costs, net	(46)	(11)
Depreciation and amortization expense	129	168
Decrease in accrued interest receivable	66	10
Income from bank-owned life insurance	(49)	(50)
Stock-based compensation expense	64	35
Loans originated for sale	(4,732)	(11,738)
Principal balance of loans sold	5,180	10,700
Prepaid FDIC insurance	93	109
Net change in other assets and liabilities	(549)	524
Net cash provided by operating activities	1,209	523

Cash flows from investing activities:
Activity in securities available for sale:
Maturities, prepayments and calls	1,755	4,013
Purchases	(983)	(3,000)
Maturities, prepayments and calls
of securities held to maturity	475	576
Loan originations, net	4,979	(9,340)
Principal balance of portfolio loans sold	-	157
Purchase of premises and equipment	(79)	(94)
Net cash provided (used) by investing activities	6,147	(7,688)

(continued)

See accompanying notes to consolidated financial statements.

GEORGETOWN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
---------------------------------------------------------------------
(unaudited)
(concluded)

	Six Months Ended
	June 30,
	2011	2010
	(In thousands)
Cash flows from financing activities:
Net change in deposits	(263)	10,656
Net change in securities sold under agreements
to repurchase	(69)	(10)
Net change in Federal Home Loan Bank advances with
maturities of three months or less	(500)	1,200
Proceeds of Federal Home Loan Bank advances
with maturities greater than three months	-	2,500
Repayments of Federal Home Loan Bank advances
with maturities greater than three months	(3,030)	(3,529)
Net change in mortgagors' escrow accounts	(10)	43
Return of vested restricted shares to treasury stock	(2)	-
Net cash (used) provided by financing activities	(3,874)	10,860

Net change in cash and cash equivalents	3,482	3,695

Cash and cash equivalents at beginning of period	3,298	3,645

Cash and cash equivalents at end of period	$6,780	$7,340

Supplementary information:
Interest paid on deposit accounts	$829	$1,046
Interest paid on borrowings	498	684
Income taxes paid	507	-

See accompanying notes to consolidated financial statements.

GEORGETOWN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Basis of Presentation

The accompanying unaudited financial statements of Georgetown Bancorp, Inc. (the “Company”) were prepared in accordance with the instructions for Form 10-Q and with Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three- and six-month periods ended June 30, 2011 are not necessarily indicative of the results that may be expected for future periods, including the entire fiscal year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the December 31, 2010 Consolidated Financial Statements presented in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2011. The consolidated financial statements include the accounts of Georgetown Savings Bank (the “Bank”) and its wholly owned subsidiary, Georgetown Securities Corporation, which engages in the buying, selling and holding of securities. All significant inter-company balances and transactions have been eliminated in consolidation. These consolidated financial statements consider events that occurred through the date the consolidated financial statements were issued.

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

Treasury shares and unallocated ESOP shares are not deemed outstanding for earnings per share calculations.

Earnings per common share have been computed based on the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net (loss) income available to common stockholders	$(20,000)	$335,000	$312,000	$621,000

Basic common shares:
Weighted average shares outstanding	2,643,903	2,638,387	2,642,279	2,638,387
Less: Weighted average unallocated ESOP shares	(34,035)	(42,229)	(35,059)	(43,252)
Add: Weighted average unvested restricted stock
shares with non-forfeitable dividend rights	36,552	24,055	34,386	17,166
Basic weighted average common shares outstanding	2,646,420	2,620,213	2,641,606	2,612,301

Dilutive potential common shares	-	-	197	-

Diluted weighted average common shares outstanding	2,646,420	2,620,213	2,641,803	2,612,301

Basic earnings per share	$(0.01)	$0.13	$0.12	$0.24

Diluted earnings per share	$(0.01)	$0.13	$0.12	$0.24

Options to purchase 42,348 and 24,000 shares were not included in the computation of diluted earnings per share for the three months ended June 30, 2011 and 2010, respectively, because to do so would have been antidilutive. Of the 42,348 options to purchase shares, 21,748 were not included in the computation of diluted earnings for the six months ended June 30, 2011, because to do so would have been antidilutive.  Options to purchase 24,000 shares were not included in the computation of diluted earnings per share for the six months ended June 30, 2010, because to do so would have been antidilutive.

(3)	Corporate Structure

In conjunction with its reorganization into the mutual holding company structure, on January 5, 2005, the Bank (i) converted to a stock savings bank as the successor to the Bank in its mutual form; (ii) organized the Company as a federally-chartered corporation that owns 100% of the common stock of the Bank (in stock form); and (iii) organized Georgetown Bancorp, MHC as a federally-chartered mutual holding company that owned 57.0% of the Common Stock of the Company as of June 30, 2011.

(4)	Recent Accounting Pronouncements

In July 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-20, Receivables (Topic 310), Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  This Update requires an entity to provide disclosures that facilitate financial statement users’ evaluation of (1) the nature of credit risk inherent in the entity’s loan portfolio (2) how that risk is analyzed and assessed in arriving at the allowance for loan and lease losses and (3) the changes and reasons for those changes in the allowance for loan and lease losses. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. This Update was effective for the Company for the quarter ended December 31, 2010 and had a significant impact on the disclosures in the consolidated financial statements.

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

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards.”  The amendments in this ASU explain how to measure fair value.  They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting.  The amendments in this ASU are to be applied prospectively.  For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income.”  The objective of this ASU is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  Under this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  An entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  An entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented.  The amendments in this ASU should be applied retrospectively.  For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.

(5)	Securities

A summary of securities is as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)

At June 30, 2011

Securities available for sale

Government-sponsored
enterprise obligations	$2,004	$1	$(25)	$1,980
Residential mortgage-backed
securities	4,259	202	(21)	4,440

Total securities
available for sale	$6,263	$203	$(46)	$6,420

Securities held to maturity

Residential mortgage-backed
securities	$2,730	$180	$-	$2,910

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
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

The amortized cost and estimated fair value of debt securities by contractual maturity at June 30, 2011 are as follows.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
After 1 year through
5 years	$504	$505	$-	$-
Over 10 years	1,500	1,475	-	-
	2,004	1,980	-	-
Residential mortgage-backed
securities	4,259	4,440	2,730	2,910

	$6,263	$6,420	$2,730	$2,910

There were no sales of securities for the six months ended June 30, 2011 and 2010.

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position is as follows:

	Less Than Twelve Months		Greater Than Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In thousands)
At June 30, 2011:

Securities available for sale

Government-sponsored
enterprise obligations	$25	$1,475	$-	$-
Residential mortgage-backed
securities	21	963	-	-

Total securities
available for sale	$46	$2,438	$-	$-

At December 31, 2010:

Securities available for sale

Government-sponsored
enterprise obligations	$36	$1,464	$-	$-

At June, 2011, two securities classified as available-for-sale had an unrealized loss with aggregate depreciation of 1.85% from the securities’ amortized cost basis, which management believes to be temporary.

(6)	Loans and Servicing

Loans

A summary of loans is as follows:

	At		At
	June 30,		December 31,
	2011		2010
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Residential loans:
One-to-four family	$67,014	38.44%	$70,685	39.25%
Home equity loans
and lines of credit	16,904	9.69	17,305	9.61
Total residential mortgage loans	83,918	48.13	87,990	48.86

Commercial loans:
One-to-four family investment property	12,769	7.32	11,892	6.60
Multi-family real estate	14,514	8.32	14,121	7.84
Commercial real estate	25,085	14.39	27,688	15.38
Commercial business	11,219	6.43	12,475	6.93
Total commercial loans	63,587	36.46	66,176	36.75

Construction loans:
One-to-four family	16,773	9.62	16,725	9.29
Multi-family	8,859	5.08	7,730	4.29
Non-residential	629	0.36	733	0.41
Total construction loans	26,261	15.06	25,188	13.99

Consumer	618	0.35	726	0.40

Total loans:	174,384	100.00%	180,080	100.00%

Other items:
Net deferred loan costs	122		95
Allowance for loan losses	(1,660)		(1,651)

Total loans, net	$172,846		$178,524

An analysis of the allowance for loan losses at June 30, 2011 and December 31, 2010 is below. For additional information please refer to Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Residential		Commercial				Construction
	One-to-four family	Home equity loans and lines of credit	One-to-four family investment property	Multi-family real estate	Commercial real estate	Commercial business	One-to-four family	Multi-family	Non-residential	Consumer	Total
	(In thousands)
At June 30, 2011

Allowance for loan losses

Beginning Balance	$233	$320	$60	$106	$431	$304	$93	$83	$6	$15	$1,651
Charge-offs	-	(741)	-	-	-	(2)	-	-	-	(1)	(744)
Recoveries	5	-	-	-	-	1	-	-	-	2	8
Provision	(11)	704	17	10	(25)	(21)	37	33	5	(4)	745
Ending Balance	$227	$283	$77	$116	$406	$282	$130	$116	$11	$12	$1,660

Ending balance:
individually evaluated
for impairment	$41	$13	$-	$-	$-	$-	$-	$-	$-	$-	$54

Ending balance:
collectively evaluated
for impairment	$186	$270	$77	$116	$406	$282	$130	$116	$11	$12	$1,606

Loans

Ending Balance	$67,014	$16,904	$12,769	$14,514	$25,085	$11,219	$16,773	$8,859	$629	$618	$174,384

Ending balance:
individually evaluated
for impairment	$296	$13	$-	$-	$-	$825	$317	$-	$-	$-	$1,451

Ending balance:
collectively evaluated
for impairment	$66,718	$16,891	$12,769	$14,514	$25,085	$10,394	$16,456	$8,859	$629	$618	$172,933

At December 31, 2010

Allowance for loan losses

Ending Balance	$233	$320	$60	$106	$431	$304	$93	$83	$6	$15	$1,651

Ending balance:
individually evaluated
for impairment	$-	$36	$-	$-	$-	$-	$-	$-	$-	$-	$36

Ending balance:
collectively evaluated
for impairment	$233	$284	$60	$106	$431	$304	$93	$83	$6	$15	$1,615

Loans

Ending Balance	$70,685	$17,305	$11,892	$14,121	$27,688	$12,475	$16,725	$7,730	$733	$726	$180,080

Ending balance:
individually evaluated
for impairment	$208	$45	$-	$-	$-	$-	$-	$-	$-	$-	$253

Ending balance:
collectively evaluated
for impairment	$70,477	$17,260	$11,892	$14,121	$27,688	$12,475	$16,725	$7,730	$733	$726	$179,827

The following is a summary of past-due and non-accrual loans at June 30, 2011 and December 31, 2010. For additional information please refer to Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Loans delinquent for:						90 days
			90 days	Total	Total	Total	or more	Non-accrual
	30 - 59 Days	60 - 89 Days	or more	Past Due	Current	Loans	and accruing	Loans
	(In thousands)
At June 30, 2011:

Residential loans:
One-to-four family	$364	$296	$-	$660	$66,354	$67,014	$-	$296
Home equity loans and lines of credit	19	-	-	19	16,885	16,904	-	13

Commercial loans:
One-to-four family investment property	-	-	-	-	12,769	12,769	-	-
Multi-family real estate	-	-	-	-	14,514	14,514	-	-
Commercial real estate	312	-	-	312	24,773	25,085	-	-
Commercial business	-	-	825	825	10,394	11,219	-	825

Construction loans:
One-to-four family	-	732	-	732	16,041	16,773	-	317
Multi-family	1,517	-	-	1,517	7,342	8,859	-	-
Non-residential	-	-	-	-	629	629	-	-

Consumer	7	-	-	7	611	618	-	-

Total	$2,219	$1,028	$825	$4,072	$170,312	$174,384	$-	$1,451

At December 31, 2010:

Residential loans:
One-to-four family	$391	$138	$-	$529	$70,156	$70,685	$-	$-
Home equity loans and lines of credit	19	-	45	64	17,241	17,305	-	45

Commercial loans:
One-to-four family investment property	-	-	-	-	11,892	11,892	-	-
Multi-family real estate	-	-	-	-	14,121	14,121	-	-
Commercial real estate	314	-	-	314	27,374	27,688	-	-
Commercial business	-	-	-	-	12,475	12,475	-	-

Construction loans:
One-to-four family	-	-	-	-	16,725	16,725	-	-
Multi-family	-	-	-	-	7,730	7,730	-	-
Non-residential	-	-	-	-	733	733	-	-

Consumer	9	1	-	10	716	726	-	-

Total	$733	$139	$45	$917	$179,163	$180,080	$-	$45

The following is an analysis of impaired loans at June 30, 2011 and December 31, 2010.

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
(In thousands)

At June 30, 2011

Impaired loans without a valuation allowance

Residential loans:
One-to-four family	$-	$-	$-	$-	$-
Home equity loans and lines of credit	-	-	-	-	-
Commercial loans:
One-to-four family investment property	-	-	-	-	-
Multi-family real estate	-	-	-	-	-
Commercial real estate	-	-	-	-	-
Commercial business	825	825	-	118	-

Construction loans:
One-to-four family	317	317	-	45	19
Multi-family	-	-	-	-	-
Non-residential	-	-	-	-	-

Consumer	-	-	-	-	-

Total impaired with no related allowance	$1,142	$1,142	$-	$163	$19

Impaired loans with a valuation allowance

Residential loans:
One-to-four family	$296	$296	$41	$42	$1
Home equity loans and lines of credit	13	13	13	2	-

Commercial loans:
One-to-four family investment property	-	-	-	-	-
Multi-family real estate	-	-	-	-	-
Commercial real estate	-	-	-	-	-
Commercial business	-	-	-	-	-

Construction loans:
One-to-four family	-	-	-	-	-
Multi-family	-	-	-	-	-
Non-residential	-	-	-	-	-
Consumer	-	-	-	-	-

Total with an allowance recorded	$309	$309	$54	$44	$1

At December 31, 2010

Impaired loans without a valuation allowance

Residential loans:
One-to-four family	$208	$208	$-	$209	$5
Home equity loans and lines of credit	-	-	-	-	-

Commercial loans:
One-to-four family investment property	-	-	-	-	-
Multi-family real estate	-	-	-	-	-
Commercial real estate	-	-	-	-	-
Commercial business	-	-	-	-	-

Construction loans:
One-to-four family	-	-	-	-	-
Multi-family	-	-	-	-	-
Non-residential	-	-	-	-	-

Consumer	-	-	-	-	-

Total impaired with no related allowance	$208	$208	$-	$209	$5

Impaired loans with a valuation allowance

Residential loans:
One-to-four family	$-	$-	$-	$-	$-
Home equity loans and lines of credit	45	45	36	47	1

Commercial loans:
One-to-four family investment property	-	-	-	-	-
Multi-family real estate	-	-	-	-	-
Commercial real estate	-	-	-	-	-
Commercial business	-	-	-	-	-

Construction loans:
One-to-four family	-	-	-	-	-
Multi-family	-	-	-	-	-
Non-residential	-	-	-	-	-

Consumer	-	-	-	-	-

Total with an allowance recorded	$45	$45	$36	$47	$1

The following table represents the Company’s loans by risk rating at June 30, 2011 and December 31, 2010. For additional information please refer to Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Residential		Commercial				Construction
	One-to-four family	Home equity loans and lines of credit	One-to-four family investment property	Multi-family real estate	Commercial real estate	Commercial business	One-to-four family	Multi-family	Non-residential	Consumer	Total
	(In thousands)
At June 30, 2011:

Classification:
Pass	$66,718	$16,891	$12,375	$14,514	$21,301	$9,456	$15,234	$7,342	$629	$618	$165,078
Special mention	-	-	394	-	464	298	-	1,517	-	-	2,673
Substandard	296	13	-	-	3,320	1,465	1,539	-	-	-	6,633
Doubtful	-	-	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-	-	-
Total loans	$67,014	$16,904	$12,769	$14,514	$25,085	$11,219	$16,773	$8,859	$629	$618	$174,384

At December 31, 2010:

Classification:
Pass	$70,477	$17,260	$11,495	$14,121	$24,119	$12,475	$16,725	$7,730	$733	$726	$175,861
Special mention	-	-	397	-	3,569	-	-	-	-	-	3,966
Substandard	208	45	-	-	-	-	-	-	-	-	253
Doubtful	-	-	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-	-	-
Total loans	$70,685	$17,305	$11,892	$14,121	$27,688	$12,475	$16,725	$7,730	$733	$726	$180,080

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

Loans serviced for others and mortgage servicing rights

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $49,092,000 and $45,028,000 at June 30, 2011 and December 31, 2010, respectively.

The risks inherent in the mortgage servicing assets relate primarily to changes in prepayments that result from shifts in mortgage interest rates. The fair value of servicing rights was $455,000 at June 30, 2011 and was determined using the quarterly average 10-year, U.S. Treasury rate plus 5.0%, adjusted to reflect the current credit spreads and conditions in the market as a discount rate. Prepayment assumptions, which are impacted by loan rates and terms, are calculated using a moving average of prepayment data published by the Public Securities Association.

The following summarizes mortgage servicing rights capitalized and amortized, along with the aggregate activity-related valuation allowances:

	Six Months Ended
	June 30,
	2011	2010
	(In thousands)

Mortgage servicing rights:
Balance at beginning of period	$424	$183
Additions	54	47
Disposals	-	-
Amortization	(51)	(8)
Balance at end of period	427	222

Valuation allowances:
Balance at beginning of period	4	-
Additions	12	-
Recoveries	-	-
Write-downs	-	-
Balance at end of period	16	-

Mortgage servicing assets, net	$411	$222

Fair value of mortgage servicing assets	$455	$237

(7)	Secured Borrowings and Collateral

Federal Home Loan Bank advances

At June 30, 2011, all Federal Home Loan Bank (“FHLB”) of Boston advances were secured by a blanket security agreement on qualified collateral, principally first mortgage loans on owner-occupied residential property in the amount of $54.5 million, government-sponsored enterprise obligations with a fair value of $1.5 million and mortgage-backed securities with a fair value of $6.4 million.

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are funds borrowed from customers on an overnight basis. The amount of securities collateralizing the agreements to repurchase remains in securities and the obligation to repurchase securities sold is reflected as a liability in the consolidated balance sheets.  Securities sold under agreements to repurchase amounted to $422,000 at June 30, 2011 and were secured by Government-sponsored enterprise obligation with a fair value of $500,000 and a Residential mortgage-backed security with a fair value of $1.0 million.  The weighted average interest rate on these agreements was 0.50% at June 30, 2011.

(8)	Fair Value Measurements

The Company groups its financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value as follows:

Level l - Valuation is based on quoted prices in active markets for identical assets or liabilities. Level l assets and liabilities generally include debt and equity securities that are traded in an active exchange market. At June 30, 2011, the Company had no assets or liabilities valued using Level 1 measurements.

Level 2 - Valuation is based on observable inputs other than Level l prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Valuation is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

All of the Company’s securities that are measured at fair value are included in Level 2 and are based on pricing models from independent, third party pricing services that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads and new issue data. There are no liabilities measured at fair value. All of the Company’s impaired loans and other real estate owned that are measured at fair value are included in Level 3 and are based on the appraised value of the underlying collateral considering discounting factors, if deemed appropriate, and adjusted for selling costs. These appraised values may be discounted based on management’s historical knowledge, expertise or changes in market conditions from time of valuation. The Company did not have any significant transfers of assets or liabilities to or from Levels 1 and 2 of the fair value hierarchy during the six month period ended June 30, 2011.

Assets and liabilities measured at fair value on a recurring basis at June 30, 2011 and December 31, 2010 are summarized below.

				Assets
	Level 1	Level 2	Level 3	at Fair Value
	(In thousands)
At June 30, 2011

Assets
Securities available for sale	$-	$6,420	$-	$6,420

At December 31, 2010

Assets
Securities available for sale	$-	$7,219	$-	$7,219

The Company may also be required, from time to time, to measure certain other financial assets on a nonrecurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. Assets measured at fair value on a non-recurring basis at June 30, 2011 are summarized below. The fair value adjustments relate to the amount of write down recorded during the six months ended June 30, 2011 on the assets held at June 30, 2011.

				Assets
	Level 1	Level 2	Level 3	at Fair Value
	(In thousands)
At June 30, 2011

Impaired loans	$-	$-	$255	$255
Other real estate owned	-	-	53	53
	$-	$-	$308	$308

				Assets
	Level 1	Level 2	Level 3	at Fair Value
	(In thousands)
At December 31, 2010

Impaired loans	$-	$-	$9	$9
Other real estate owned	-	-	53	53
	$-	$-	$62	$62

	Fair Value Measurements
	Using Significant Unobservable Inputs
	Level 3
	Impaired Loans	Other Real Estate Owned

Beginning balance, December 31, 2010	$9	$53
Transfers in to level 3	255	-
Decrease due to loans charged off	(9)	-
Ending balance, June 30, 2011	$255	$53

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

Off-balance-sheet instruments:  Fair values for off-balance-sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.  At June 30, 2011 and December 31, 2010, the fair value of commitments outstanding is not significant since fees charged are not material.

The estimated fair values and related carrying amounts of the Company’s financial instruments at June 30, 2011 and December 31, 2010, are as follows:

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$6,780	$6,780	$3,298	$3,298
Securities available for sale	6,420	6,420	7,219	7,219
Securities held to maturity	2,730	2,910	3,202	3,398
FHLB stock	3,111	3,111	3,111	3,111
Loans held for sale	237	239	685	693
Loans, net	172,846	175,714	178,524	180,972
Accrued interest receivable	711	711	777	777
Capitalized mortgage servicing rights	411	455	420	461

Financial liabilities:
Deposits	151,200	151,521	151,463	151,859
Securities sold under agreements
to repurchase	422	422	491	491
Short-term FHLB advances	3,000	3,000	3,500	3,500
Long-term FHLB advances	25,152	25,715	28,182	28,774
Mortgagers' escrow accounts	588	588	598	598
Accrued interest payable	77	77	88	88

(9)	Equity Incentive Plan

At June 30, 2011, the Company had one equity incentive plan, which was described more fully in Note 13 of the consolidated financial statements and notes thereto for the year ended December 31, 2010.

The following table presents the activity for the plan for the six months ended June 30, 2011:

	Stock Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at beginning of year	24,000	$6.72
Granted	25,998	$6.88
Forfeited	(7,650)	$6.81

Outstanding at end of period	42,348	$6.80	9.17	$-

Exercisable at end of period	5,796	$6.72	8.65	$-

	Non-vested
	Restricted Stock
	Number of Shares	Weighted Average Grant Date Value

Outstanding at beginning of year	24,000	$5.20
Granted	25,998	$6.50
Forfeited	(7,650)	$5.92
Vested	(5,796)	$5.20

Outstanding at end of period	36,552	$5.97

As of June 30, 2011, unrecognized share-based compensation expense related to non-vested options amounted to $88,000 and the unrecognized share-based compensation expense related to non-vested restricted stock amounted to $198,000.  Both amounts are expected to be recognized over a weighted average period of 3.7 years.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $6.65 as of June 30, 2011 which would have been received by the option holders had all option holders exercised their options as of that date.  There were no in-the-money options exercisable as of June 30, 2011, therefore the options have no intrinsic value.

For the six months ended June 30, 2011, the Company recognized compensation expense for stock options of $11,000 with a related tax benefit of $2,000.  For the six months ended June 30, 2011, the Company recognized compensation expense for restricted stock awards of $25,000, with a related tax benefit of $10,000.

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

Operating results for the three and six months ended June 30, 2011 were negatively affected primarily by the charge-off of one, large, out-of-market, residential home equity loan. We believe this charge-off is not a reflection of a negative trend in our loan portfolio overall, as non-performing assets totaled .75% of total assets as of June 30, 2011 and remained below local and national averages. The Company continues to generate strong financial performance relative to its peers, driven by increasing net interest margins and core deposits.

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

Actual loan losses may be significantly more than the allowances we have established, which could have a material negative effect on our financial results.  In addition, the Office of Comptroller of Currency (“OCC”), as an integral part of its examination process, will periodically review our allowance for loan losses. Such agency may require us to recognize adjustments to the allowance, based on its judgments about information available to it at the time of its examination.

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

Comparison of Financial Condition at June 30, 2011 and December 31, 2010

Total assets decreased by $4.1 million, or 2.0%, to $200.9 million at June 30, 2011, from $205.0 million at December 31, 2010. The decrease in total assets resulted primarily from a decrease in net loans and investment securities, partially offset by an increase in short-term investments, as loan payoffs and maturing securities were used to pay off maturing FHLB advances and a portion of the funds remained in short term investments. Net loans decreased $5.7 million, or 3.2%, to $172.8 million at June 30, 2011, from $178.5 million at December 31, 2010, primarily due to a $3.7 million, or 5.2%, decrease in residential mortgage loans, a $2.6 million, or 9.4%, decrease commercial real estate loans and a $1.3 million, or 10.1%, decrease in commercial business loans, partially offset by a $1.1 million, or 14.6%, increase in construction loans collateralized by multi-family properties. Investment securities available for sale decreased $799,000, or 11.1%, to $6.4 million at June 30, 2011, from $7.2 million at December 31, 2010. Investment securities held to maturity decreased $472,000, or 14.7, to $2.7 million at June 30, 2011. At June 30, 2011, total investment securities were comprised of government-sponsored enterprise obligations and mortgage-backed securities, all of which were guaranteed by government-sponsored enterprises. As a result, our investment securities impairment considerations generally related to fluctuations in market interest rates. At June 30, 2011, no securities were deemed to be other–than-temporarily impaired. Total interest-earning assets decreased $4.3 million, or 2.2%, to $191.9 million at June 30, 2011, from $196.2 million at December 31, 2010.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan as of the dates indicated.

	At		At
	June 30,		December 31,
	2011		2010
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Residential loans:
One-to-four family	$67,014	38.44%	$70,685	39.25%
Home equity loans
and lines of credit	16,904	9.69	17,305	9.61
Total residential mortgage loans	83,918	48.13	87,990	48.86

Commercial loans:
One-to-four family investment property	12,769	7.32	11,892	6.60
Multi-family real estate	14,514	8.32	14,121	7.84
Commercial real estate	25,085	14.39	27,688	15.38
Commercial business	11,219	6.43	12,475	6.93
Total commercial loans	63,587	36.46	66,176	36.75

Construction loans:
One-to-four family	16,773	9.62	16,725	9.29
Multi-family	8,859	5.08	7,730	4.29
Non-residential	629	0.36	733	0.41
Total construction loans	26,261	15.06	25,188	13.99

Consumer	618	0.35	726	0.40

Total loans:	174,384	100.00%	180,080	100.00%

Other items:
Net deferred loan costs	122		95
Allowance for loan losses	(1,660)		(1,651)

Total loans, net	$172,846		$178,524

Assets Quality. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. Delinquent loans that are 90 days or more past due are generally considered non-performing assets.

	At June 30,	At December 31,
	2011	2010
	(Dollars in thousands)

Non-accrual loans:
Residential mortgage loans	$309	$45
Commercial loans	825	-
Construction loans	317	-
Consumer	-	-

Total non-accrual loans	1,451	45

Loans greater than 90 days delinquent
and still accruing:
Residential mortgage loans	-	-
Commercial loans	-	-
Construction loans	-	-
Consumer	-	-

Total loans greater than 90 days delinquent
and still accruing	-	-

Restructured loans	-	208

Total non-performing loans	1,451	253

Real estate owned	53	53

Total non-performing assets	$1,504	$306

Ratios:
Non-performing loans to total loans	0.83%	0.14%
Non-performing assets to total assets	0.75%	0.15%

Non-performing assets increased $1.2 million to $1.5 million at June 30, 2011 compared to $306,000 at December 31, 2010. These balances represented 0.75% of total assets at June 30, 2011 and 0.15% of total assets at December 31, 2010. One commercial loan classified as non-accrual at June 30, 2011 totaling $825,000 was fully paid off in July 2011 with no loss to the Company.

Loans classified as substandard increased $6.4 million to $6.6 million at June 30, 2011 from $253,000 at December 31, 2010. The increase was the result of a more conservative review of technical deficiencies in our special mention loans, resulting in a migration from special mention to substandard. One commercial loan classified as substandard at June 30, 2011 totaling $825,000 was fully paid off in July 2011 with no loss to the Company. The substandard loans include $2.3 million in construction loans where the construction is complete, the properties are on the market to be sold and the loans are well collateralized. All of these credits continue to be aggressively managed.

The allowance for loan losses was $1.7 million at June 30, 2011. Loan charge-offs were $744,000 and loan recoveries were $8,000 for the six months ended June 30, 2011, as compared to loan charge-offs of $89,000 and loan recoveries of $7,000 for the same period in 2010. The increase in loan charge-offs was primarily due to one, large, out-of-market, residential home equity loan that was charged off during the three months ended June 30, 2011. The allowance represented 0.95% and of total loans at June 30, 2011 and 0.92% of total loans at December 31, 2010. At these levels, the allowance for loan losses as a percentage of non-performing loans was 114.40% at June 30, 2011 and 652.57% at December 31, 2010.

Total deposits decreased by $263,000, or 0.2%, to $151.2 million at June 30, 2011, from $151.5 million at December 31, 2010. The deposit decreases were primarily due to decreases in money market accounts and savings accounts, partially offset by increases in demand deposit accounts and certificates of deposit. Money market accounts decreased $2.5 million, or 4.4%, primarily in business money market accounts. A portion of those balances transferred into business checking accounts. Savings accounts decreased $775,000, or 6.3%. Balances in on-us accounts temporarily increased $1.4 million, or 200.6%, as checks written against the treasurers’ check account had not cleared as of June 30, 2011. Demand deposits increased $1.2 million, or 7.5%, primarily in business demand deposits, which increased $2.4 million, or 36.8%, and benefited from transfers from business money market accounts. Certificates of deposit increased $701,000, or 1.4%.

Total borrowings from the FHLB decreased $3.5 million, or 11.1%, as loan payoffs and maturing securities were used to pay off maturing FHLB advances. Short-term borrowings decreased $500,000, or 14.3% and long-term borrowings decreased $3.0 million, or 10.8%.

Total stockholders’ equity increased $357,000, or 1.9%, to $19.5 million at June 30, 2011, from $19.2 million at December 31, 2010, primarily due to net income of $312,000. The net unrealized gains on securities available for sale of $157,000 at June 30, 2011 were attributable to changes in market interest rates.

Comparison of Operating Results for the Three Months Ended June 30, 2011 and 2010

General. The net loss for the three months ended June 30, 2011 was $20,000, or $.01 per basic and diluted share, compared to net income of $335,000, or $.13 per basic and diluted share for the three months ended June 30, 2010. The decrease in net income was primarily due to an increase in the provision for loan losses. The provision for loan losses increased primarily as a result of one residential home equity loan that was charged off.

Interest Income. Interest income decreased by $29,000, or 1.0%, to $2.8 million for the three months ended June 30, 2011. The decrease in interest income was primarily due to a decrease in the average balance of interest-earning assets of $7.5 million, or 3.8%, to $191.0 million for the three months ended June 30, 2011, from $198.5 million for the same period in 2010, partially offset by a 17 basis point increase in the average yield on interest-earning assets to 5.82% for the three months ended June 30, 2011, from 5.65% for the same period in 2010.

Interest income on loans increased $29,000, or 1.1%, to $2.7 million for the three months ended June 30, 2011. The increase was due to an increase in the average balance of loans of $815,000, or 0.5%, to $178.0 million for the three months ended June 30, 2011, from $177.2 million for the three months ended June 30, 2010 and by a 4 basis point increase in the average loan yield to 6.03% for the three months ended June 30, 2011, from 5.99% for the same period in 2010.

Interest and dividend income on investment securities decreased $57,000, or 38.3%, for the three months ended June 30, 2011, compared to the same period in 2010. The decrease in interest income was due to a decrease in the average balance of investment securities of $6.1 million, or 33.5%, to $12.1 million for the three months ended June 30, 2011, from $18.2 million for the three months ended June 30, 2010 and by a decrease in average investment yields of 23 basis points, reflecting lower market interest rates, to 3.04% for the three months ended June 30, 2011, from 3.27% for the three months ended June 30, 2010.

Interest Expense. Interest expense decreased $226,000, or 25.9%, to $646,000 for the three months ended June 30, 2011 from $872,000 for the three months ended June 30, 2010. The decrease in interest expense was primarily due to a 44 basis point decrease in the average cost of interest-bearing liabilities, reflecting the lowering of deposit interest rates offered, the maturing of higher-rate deposits and a shortening of the term of FHLB borrowings, to 1.58% for the three months ended June 30, 2011, from 2.02% for the same period in 2010 and by a decrease in the average balance of interest-bearing liabilities of $8.9 million, or 5.2%, to $163.8 million for the three months ended June 30, 2011, from $172.8 million for the same period in 2010.

Interest expense on interest-bearing deposits decreased $124,000, or 23.1%, to $413,000 for the three months ended June 30, 2011, from $537,000 for the same period in 2010. The decrease was primarily due to a 43 basis point decrease in the average cost of interest-bearing deposits to 1.24% for the three months ended June 30, 2011, from 1.67% for the same period in 2010, partially offset by an increase in the average balance of interest-bearing deposits of $3.9 million, or 3.0%, to $132.7 million for the three months ended June 30, 2011 from $128.8 million for the same period in 2010.

Interest expense on FHLB short-term and long-term advances decreased $102,000, or 30.4%, to $233,000 for the three months ended June 30, 2011, from $335,000 for the same period in 2010. The decrease was primarily due to a decrease in the average balance of FHLB short-term and long-term advances of $12.8 million, or 29.3%, to $30.8 million for the three months ended June 30, 2011 from $43.5 million for the same period in 2010 and by a 5 basis point decrease in the average cost of FHLB short-term and long-term advances to 3.03% for the three months ended June 30, 2011, from 3.08% for the same period in 2010.

Net Interest Income. Net interest income increased $197,000, or 10.2%, to $2.1 million for the three months ended June 30, 2011, from $1.9 million for the same period in 2010. The increase in net interest income was primarily the result of a 56 basis point increase in net interest margin to 4.46% for the three months ended June 30, 2011, from 3.90% for the same period in 2010 and by the $1.4 million or 5.5%, increase in net average interest-earning assets to $27.1 million for the three months ended June 30, 2011, from $25.7 million for the same period in 2010.

Provision for Loan Losses. The provision for loan losses for the three months ended June 30, 2011 was $681,000 compared to $76,000 for the three months ended June 30, 2010. The increase in the provision was primarily due to one, residential home equity loan that was charged off during the three months ended June 30, 2011. Loan charge-offs were $744,000 and loan recoveries were $4,000 for the three months ended June 30, 2011, as compared to loan charge-offs of $84,000 and loan recoveries of $4,000 for the same period in 2010.

Non-interest Income. Non-interest income decreased $53,000, or 21.1%, to $198,000 for the three months ended June 30, 2011, from $251,000 for the same period in 2010. The decrease was primarily related to a decline in net mortgage banking income and customer service fees. Net mortgage banking income decreased $28,000, or 39.4% to $43,000 for the three months ended June 30, 2011, from $71,000 for the same period in 2010. The decline is reflective of the softening housing market. The decrease in customer service fees was primarily related to a decline in checking account overdraft fees of $30,000, or 36.5%, partially offset by an increase in ATM service charges of $7,000, or 15.7%.

Non-interest Expense. Non-interest expense increased $111,000, or 7.0%, to $1.7 million for the three months ended June 30, 2011. The increase in non-interest expense was primarily due to an increase in salaries and benefits, professional fees and other general and administrative expenses, partially offset by a decrease in advertising expense. Salaries and benefits expense increased $53,000, or 5.9%, primarily due to the costs associated with additional staff and the replacement of existing staff at higher salaries. Professional fees increased $43,000, or 70.5%, primarily due to internal auditing and consulting expense. Other general and administrative expenses increased $40,000, or 20.6%, for the three months ended June 30, 2011, primarily due to recruitment and donation expense. Advertising expense decreased $17,000, or 19.3%, for the three months ended June 30, 2011.

Income Taxes. The loss before income taxes of $59,000 resulted in an income tax benefit of $39,000 for the three months ended June 30, 2011, compared to income before income taxes of $513,000 and a related income tax provision of $178,000 for the three months ended June 30, 2010. The effective tax rates for the three months ended June 30, 2011 and 2010 were 66.0% and 34.8%, respectively. The increase in the effective tax rate for the three months ended June 30, 2011 was primarily due to the relationship of non-taxable income to the quarterly pre-tax loss.

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

	At June 30,		Three Months Ended June 30,
	2011		2011			2010
		Weighted	Average			Average
	Outstanding	Average	Outstanding		Yield/	Outstanding		Yield/
	Balance	Rate	Balance	Interest	Rate	Balance	Interest	Rate
			(Dollars in thousands)
Interest-earning assets:
Loans	$174,743	5.82%	$178,045	$2,685	6.03%	$177,230	$2,656	5.99%
Investment securities (1)	12,261	3.03%	12,107	92	3.04%	18,213	149	3.27%
Short-term investments	4,920	0.05%	819	-	0.00%	3,041	1	0.13%
Total interest-earning assets	191,924	5.49%	190,971	2,777	5.82%	198,484	2,806	5.65%
Non-interest-earning assets	9,002		10,986	-		10,464	-
Total assets	$200,926		$201,957	2,777		$208,948	2,806

Interest-bearing liabilities:
Savings deposits	$11,430	0.22%	$11,627	6	0.21%	$12,053	7	0.23%
NOW accounts	14,869	0.43%	14,489	16	0.44%	13,289	24	0.72%
Money market accounts	54,921	0.93%	55,878	129	0.92%	47,290	151	1.28%
Certificates of deposit	50,723	2.04%	50,706	262	2.07%	56,215	355	2.53%
Total interest-bearing deposits	131,943	1.24%	132,700	413	1.24%	128,847	537	1.67%
FHLB advances	28,152	3.09%	30,763	233	3.03%	43,534	335	3.08%
Repurchase agreements	422	0.50%	382	-	0.00%	391	-	0.00%
Total interest-bearing liabilities	160,517	1.56%	163,845	646	1.58%	172,772	872	2.02%
Non-interest-bearing liabilities:
Demand deposits	19,257		16,766			15,624
Other non-interest-bearing liabilities	1,626		1,746			2,458
Total liabilities	181,400		182,357			190,854
Stockholders' equity	19,526		19,600			18,094
Total liabilities and equity	$200,926		$201,957			$208,948

Net interest income				$2,131			$1,934
Net interest rate spread (2)		3.93%			4.24%			3.63%
Net interest-earning assets (3)	$31,407		$27,126			$25,712
Net interest margin (4)					4.46%			3.90%
Average of interest-earning
assets to interest-bearing
liabilities		119.57%			116.56%			114.88%

(1)	Consists entirely of taxable investment securities.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	For the Three Months Ended June 30, 2011
	Compared to the Three Months Ended
	June 30, 2010
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In thousands)

Interest-earning assets:
Loans	$12	$17	$29
Investment securities	(50)	(7)	(57)
Short-term investments	(1)	-	(1)

Total interest-earning assets	(39)	10	(29)

Interest-bearing liabilities:
Savings deposits	-	(1)	(1)
NOW accounts	2	(10)	(8)
Money market accounts	27	(49)	(22)
Certificates of deposit	(35)	(58)	(93)

Total interest-bearing deposits	(6)	(118)	(124)

FHLB advances	(98)	(4)	(102)

Total interest-bearing liabilities	(104)	(122)	(226)

Change in net interest income	$65	$132	$197

Comparison of Operating Results for the Six Months Ended June 30, 2011 and 2010

General. Net income for the six months ended June 30, 2011 was $312,000, or $.12 per basic and diluted share, compared to net income of $621,000, or $.24 per basic and diluted share for the six months ended June 30, 2010. The decrease in net income was primarily due to an increase in the provision for loan losses. The provision for loan losses increased primarily as a result of one residential home equity loan that was charged off.

Interest Income. Interest income increased by $74,000, or 1.3%, to $5.6 million for the six months ended June 30, 2011. The increase in interest income was primarily due to a 14 basis point increase in the average yield on interest-earning assets to 5.76% for the six months ended June 30, 2011, from 5.62% for the same period in 2010, partially offset by a decrease in the average balance of interest-earning assets of $2.2 million, or 1.1%, to $193.5 million for the six months ended June 30, 2011, from $195.7 million for the same period in 2010.

Interest income on loans increased $190,000, or 3.7%, to $5.4 million for the six months ended June 30, 2011. The increase was due to an increase in the average balance of loans of $5.8 million, or 3.3%, to $180.4 million for the six months ended June 30, 2011, from $174.6 million for the six months ended June 30, 2010 and by a 2 basis point increase in the average yield on interest-earning assets to 5.97% for the six months ended June 30, 2011, from 5.95% for the same period in 2010.

Interest and dividend income on investment securities decreased $115,000, or 37.6%, for the six months ended June 30, 2011, compared to the same period in 2010. The decrease in interest income was due to a decrease in the average balance of investment securities of $6.0 million, or 32.5%, to $12.5 million for the six months ended June 30, 2011, from $18.5 million for the six months ended June 30, 2010 and by a decrease in average investment yields of 25 basis points, reflecting lower market interest rates, to 3.06% for the six months ended June 30, 2011, from 3.31% for the six months ended June 30, 2010.

Interest Expense. Interest expense decreased $420,000, or 24.2%, to $1.3 million for the six months ended June 30, 2011 from $1.7 million for the six months ended June 30, 2010. The decrease in interest expense was primarily due to a 46 basis point decrease in the average cost of interest-bearing liabilities, reflecting the lowering of deposit interest rates offered, the maturing of higher-rate deposits and a shortening of the term of FHLB borrowings, to 1.58% for the six months ended June 30, 2011, from 2.04% for the same period in 2010, as well as a decrease in the average balance of interest-bearing liabilities of $3.5 million, or 2.1%, to $166.6 million for the six months ended June 30, 2011, from $170.1 million for the same period in 2010.

Interest expense on interest-bearing deposits decreased $219,000, or 20.9%, to $830,000 for the six months ended June 30, 2011, from $1.0 million for the same period in 2010. The decrease was primarily due to a 43 basis point decrease in the average cost of interest-bearing deposits to 1.24% for the six months ended June 30, 2011, from 1.67% for the same period in 2010, partially offset by a increase in the average balance of interest-bearing deposits of $8.2 million, or 6.5%, to $133.7 million for the six months ended June 30, 2011 from $125.5 million for the same period in 2010.

Interest expense on FHLB short-term and long-term advances decreased $201,000, or 29.3%, to $485,000 for the six months ended June 30, 2011, from $686,000 for the same period in 2010. The decrease was primarily due to a decrease in the average balance of FHLB short-term and long-term advances of $11.7 million, or 26.5%, to $32.5 million for the six months ended June 30, 2011 from $44.2 million for the same period in 2010 and by a 12 basis point decrease in the average cost of FHLB short-term and long-term advances to 2.98% for the six months ended June 30, 2011, from 3.10% for the same period in 2010.

Net Interest Income. Net interest income increased $494,000, or 13.1%, to $4.3 million for the six months ended June 30, 2011, from $3.8 million for the same period in 2010. The increase in net interest income was primarily the result of a 55 basis point increase in net interest margin to 4.40% for the six months ended June 30, 2011, from 3.85% for the same period in 2010 and by the $1.3 million or 5.3%, increase in net average interest-earning assets to $26.9 million for the six months ended June 30, 2011, from $25.6 million for the same period in 2010.

Provision for Loan Losses. The provision for loan losses for the six months ended June 30, 2011 was $745,000 compared to $165,000 for the six months ended June 30, 2010. The increase in the provision was primarily due to one, residential home equity loan that was charged off during the three months ended June 30, 2011. Loan charge-offs were $744,000 and loan recoveries were $8,000 for the six months ended June 30, 2011, as compared to loan charge-offs of $89,000 and loan recoveries of $7,000 for the same period in 2010.

Non-interest Income. Non-interest income decreased $137,000, or 24.4%, to $424,000 for the six months ended June 30, 2011, from $561,000 for the same period in 2010. The decrease was primarily related to a decline in net mortgage banking income and customer service fees. Net mortgage banking income decreased $87,000, or 44.2% to $110,000 for the six months ended June 30, 2011, from $197,000 for the same period in 2010. The decline is reflective of the softening housing market. The decrease in customer service fees was primarily related to a decline in checking account overdraft fees of $62,000, or 36.8%, partially offset by an increase in ATM service charges of $14,000, or 16.9%.

Non-interest Expense. Non-interest expense increased $271,000, or 8.5%, to $3.5 million for the six months ended June 30, 2011. The increase in non-interest expense was primarily due to an increase in salaries and benefits, professional fees and other general and administrative expenses, partially offset by a decrease in advertising expense and Federal Deposit Insurance Corporation (“FDIC”) deposit insurance. Salaries and benefits expense increased $186,000, or 10.5%, primarily due to the costs associated with additional staff and the replacement of existing staff at higher salaries. Other general and administrative expenses increased $60,000, or 15.9%, for the six months ended June 30, 2011. Professional fees increased $56,000, or 36.6%, primarily due to internal auditing, consulting and legal expense. Advertising expense decreased

$12,000, or 7.1%, for the six months ended June 30, 2011. FDIC deposit insurance decreased $16,000, or 13.7%, for the six months ended June 30, 2011.

Income Taxes. The income before income taxes of $471,000 for the six months ended June 30, 2011 resulted in an income tax provision of $159,000 for the six months ended June 30, 2011, as compared to income before income taxes of $965,000 and a related income tax provision of $344,000 for the six months ended June 30, 2010. The effective tax rates for the six months ended June 30, 2011 and 2010 were 33.8% and 35.6%, respectively.

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

	At June 30,		Six Months Ended June 30,
	2011		2011			2010
		Weighted	Average			Average
	Outstanding	Average	Outstanding		Yield/	Outstanding		Yield/
	Balance	Rate	Balance	Interest	Rate	Balance	Interest	Rate
			(Dollars in thousands)
Interest-earning assets:
Loans	$174,743	5.82%	$180,411	$5,383	5.97%	$174,598	$5,193	5.95%
Investment securities (1)	12,261	3.03%	12,495	191	3.06%	18,499	306	3.31%
Short-term investments	4,920	0.05%	625	-	0.00%	2,609	1	0.08%
Total interest-earning assets	191,924	5.49%	193,531	5,574	5.76%	195,706	5,500	5.62%
Non-interest-earning assets	9,002		10,361	-		10,239	-
Total assets	$200,926		$203,892	5,574		$205,945	5,500

Interest-bearing liabilities:
Savings deposits	$11,430	0.22%	$11,892	12	0.20%	$12,062	12	0.20%
NOW accounts	14,869	0.43%	14,507	32	0.44%	12,780	37	0.58%
Money market accounts	54,921	0.93%	56,641	258	0.91%	43,336	252	1.16%
Certificates of deposit	50,723	2.04%	50,673	528	2.08%	57,329	748	2.61%
Total interest-bearing deposits	131,943	1.24%	133,713	830	1.24%	125,507	1,049	1.67%
FHLB advances	28,152	3.09%	32,516	485	2.98%	44,217	686	3.10%
Repurchase agreements	422	0.50%	363	1	0.55%	401	1	0.50%
Total interest-bearing liabilities	160,517	1.56%	166,592	1,316	1.58%	170,125	1,736	2.04%
Non-interest-bearing liabilities:
Demand deposits	19,257		16,034			15,729
Other non-interest-bearing liabilities	1,626		1,768			2,136
Total liabilities	181,400		184,394			187,990
Stockholders' equity	19,526		19,498			17,955
Total liabilities and equity	$200,926		$203,892			$205,945

Net interest income				$4,258			$3,764
Net interest rate spread (2)		3.93%			4.18%			3.58%
Net interest-earning assets (3)	$31,407		$26,939			$25,581
Net interest margin (4)					4.40%			3.85%
Average of interest-earning
assets to interest-bearing
liabilities		119.57%			116.17%			115.04%

(1)	Consists entirely of taxable investment securities.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	For the Six Months Ended June 30, 2011
	Compared to the Six Months Ended
	June 30, 2010
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In thousands)

Interest-earning assets:
Loans	$173	$17	$190
Investment securities	(99)	(16)	(115)
Short-term investments	(1)	-	(1)

Total interest-earning assets	73	1	74

Interest-bearing liabilities:
Savings deposits	-	-	-
NOW accounts	5	(10)	(5)
Money market accounts	77	(71)	6
Certificates of deposit	(87)	(133)	(220)

Total interest-bearing deposits	(5)	(214)	(219)

FHLB advances	(182)	(19)	(201)

Total interest-bearing liabilities	(187)	(233)	(420)

Change in net interest income	$260	$234	$494

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2011, cash and cash equivalents totaled $6.8 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $6.4 million at June 30, 2011. Our policies also allow for access to the wholesale funds market for up to 50.0% of total assets, or $100.5 million. At June 30, 2011, we had $28.2 million in FHLB advances outstanding and $996,000 in brokered certificates of deposit, allowing the Company access to an additional $71.3 million in wholesale funds based on policy guidelines.

At June 30, 2011, we had $6.7 million in loan commitments outstanding. In addition to commitments to originate loans, we had $24.4 million in unadvanced funds to borrowers.

Related to our secondary market activities, we had $972,000 of forward loan sale commitments at June 30, 2011. These forward loan sale commitments were used to offset the interest rate risk associated with mortgage loans, which have had their interest rate locked by our customers.

Certificates of deposit due within one year of June 30, 2011 totaled $41.3 million, or 27.3% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit or other wholesale funding options. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2011. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

We have no material commitments or demands that are likely to affect our liquidity other than set forth below. In the event loan demand were to increase at a pace greater than expected, or any unforeseen demand or commitment were to occur, we would access our borrowing capacity with the FHLB and other wholesale market sources.

Our primary investing activities are the origination of loans and the purchase of securities. During the six months ended June 30, 2011, we originated $32.7 million of loans. We also sold $5.2 million in residential mortgage loans for the six months ended June 30, 2011.

 Financing activities consist primarily of activity in deposit accounts, FHLB borrowings and advances and the sale of residential mortgages. We experienced a net increase in total deposits of $263,000 for the six months ended June 30, 2011. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive.

FHLB borrowings and advances reflected a net decrease of $3.5 million during the six months ended June 30, 2011. FHLB borrowings and advances have primarily been used to fund loan demand.

Capital Management. The Bank is subject to various regulatory capital requirements including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2011, the Bank exceeded all of its regulatory capital requirements and is considered “well capitalized” under regulatory guidelines.

The Office of Thrift Supervision (“OTS”), as the primary federal regulator of federal savings banks, periodically recommends certain of those institutions take voluntary steps to reduce risk to the institutions and the federal deposit insurance fund. In light of the current economic environment, the OTS requested and the Bank’s board of directors agreed on October 27, 2010 to certain voluntary constraints on the Bank’s leveraged growth strategy. The OTS has agreed to revisit these voluntary constraints from time to time. The voluntary constraints are as follows: (i) the Bank will maintain a Tier one (core) capital ratio of at least 7.1%; and (ii) in the event the Tier one (core) capital ratio decreases below 7.5%, the ratio of “high-risk” loans, as defined, to Tier one (core) capital would not exceed 350%; the ratio of classified assets to Tier one (core) capital (plus the allowance for loan losses) would not exceed 15%; and the ratio of nonperforming assets to total assets would not exceed 1.5%. As of June 30, 2011, the Bank’s Tier one capital ratio was 9.11% compared to the requested target of 7.50%. As of June 30, 2011, the Company had approximately $625,000 of cash available to down-stream to the Bank to support its future capital needs.

Off-Balance Sheet Arrangements. For the six months ended June 30, 2011, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

The Standard & Poor’s downgrade in the U.S. government’s sovereign credit rating, and in the credit ratings of instruments issued, insured or guaranteed by certain related institutions, agencies and instrumentalities, could result in risks to the Company and general economic conditions that we are not able to predict.

On August 5, 2011, Standard & Poor’s downgraded the United States long-term debt rating from its AAA rating to AA+.   On August 8, 2011, Standard & Poor's downgraded the credit ratings of certain long-term debt instruments issued by Fannie Mae and Freddie Mac and other U.S. government agencies linked to long-term U.S. debt. Instruments of this nature are key assets on the balance sheets of financial institutions, including the Bank.  These downgrades could adversely affect the market value of such instruments, and could adversely impact our ability to obtain funding that is collateralized by affected instruments, as well as affecting the pricing of that funding when it is available. We cannot predict if, when or how these changes to the credit ratings will affect economic conditions. These ratings downgrades could result in a significant adverse impact to the Company, and could exacerbate the other risks to which the Company is subject, including those described under Risk Factors  in the Company’s 2010 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a) Not applicable

b) Not applicable

c) The Company did not repurchase any shares during the quarter ended June 30, 2011.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	[Removed and Reserved]

Item 5.	Other Information

a) Not applicable

b)There were no material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors during the period covered by this Form 10-Q.

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

GEORGETOWN BANCORP, INC.
(Registrant)

Date: August 12, 2011	/s/ Robert E. Balletto
Robert E. Balletto
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2011	/s/ Joseph W. Kennedy
Joseph W. Kennedy
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Accounting and Financial Officer)