Form 10-Q/A
period 2011-06-30
Georgetown Bancorp, Inc.
filed 2011-09-14
CIK 1302709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A
(Amendment No. 1)

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
  THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

Commission File No. 000-51102

Georgetown Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Federal	20-2107839
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2 East Main Street, Georgetown, MA	01833
(Address of Principal Executive Office)	Zip Code

(978) 352-8600
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.    YES  ☒    NO   ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Securities Exchange Act Rule 12b-2).

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES  ☒    NO   ☐.

At August 5, 2011, the Registrant had 2,680,455 shares of common stock, $0.10 par value per share, issued and outstanding.

  Explanatory Note

The purpose of this Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 15, 2011 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q.  Exhibit 101 provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBLR (Extensible Business Reporting Language).

No other changes have been made to the Form 10-Q.  This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

Item 6.	Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101
Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition at June 30, 2011 and December 31, 2010; (ii) the Consolidated Statements of Income for the three months and six months ended June 30, 2011 and 2010; (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2011 and 2010; (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010; and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.  As provided in Rule 406T of Regulation S-T, this interactive data file shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act of 1933, or otherwise subject to liability under those sections.

________________________
*Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEORGETOWN BANCORP, INC.

Date: September 12, 2011	By:	/s/ Robert E. Balletto
Robert E. Balletto
President and Chief Executive Officer

Date: September 12, 2011	By:	/s/ Joseph W. Kennedy
Joseph W. Kennedy
Senior Vice President, Chief Financial Officer and Treasurer