Form 10-Q
period 2011-09-30
Georgetown Bancorp, Inc.
filed 2011-11-14
CIK 1302709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date: Common Stock, $0.10 par value, 2,680,455 shares outstanding as of November 9, 2011.

Form 10-Q
GEORGETOWN BANCORP, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements
GEORGETOWN BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

ASSETS

	At	At
	September 30,	December 31,
	2011	2010
	(Unaudited)
	(In thousands)

Cash and due from banks	$2,688	$1,490
Short-term investments	3,997	1,808
Total cash and cash equivalents	6,685	3,298

Securities available for sale, at fair value	6,151	7,219
Securities held to maturity, at amortized cost	2,540	3,202
Federal Home Loan Bank stock, at cost	3,111	3,111
Loans held for sale	751	685
Loans, net of allowance for loan losses of $1,742,000 at September 30, 2011 and $1,651,000 at December 31, 2010	167,662	178,524
Premises and equipment, net	3,895	3,961
Accrued interest receivable	649	777
Bank-owned life insurance	2,671	2,597
Prepaid FDIC insurance	397	514
Other assets	1,078	1,127

Total assets	$195,590	$205,015

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$147,999	$151,463
Securities sold under agreements to repurchase	547	491
Short-term Federal Home Loan Bank advances	—	3,500
Long-term Federal Home Loan Bank advances	25,136	28,182
Mortgagors’ escrow accounts	661	598
Accrued expenses and other liabilities	1,360	1,612
Total liabilities	175,703	185,846

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.10 par value per share: 1,000,000 shares authorized; none outstanding	—	—
Common stock, $0.10 par value per share: 10,000,000 shares authorized; 2,777,250 shares issued	278	278
Additional paid-in capital	11,496	11,424
Retained earnings	9,595	8,999
Accumulated other comprehensive income	143	120
Unearned compensation - ESOP (30,645 and 36,789 shares unallocated at September 30, 2011 and December 31, 2010, respectively)	(306)	(368)
Unearned compensation - Restricted stock (36,552 and 24,000 shares non-vested at September 30, 2011 and December 31, 2010, respectively)	(183)	(100)
Treasury stock, at cost (133,347 and 138,863 shares at September 30, 2011 and December 31, 2010, respectively)	(1,136)	(1,184)
Total stockholders’ equity	19,887	19,169

Total liabilities and stockholders’ equity	$195,590	$205,015

See accompanying notes to consolidated financial statements.

GEORGETOWN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands, except share data)

Interest and dividend income:
Loans, including fees	$2,486	$2,703	$7,869	$7,896
Securities	87	126	278	432
Short-term investments	—	1	—	2
Total interest and dividend income	2,573	2,830	8,147	8,330

Interest expense:
Deposits	359	537	1,189	1,586
Short-term Federal Home Loan Bank advances	—	3	7	16
Long-term Federal Home Loan Bank advances	221	316	699	989
Securities sold under agreements to repurchase	1	1	2	2
Total interest expense	581	857	1,897	2,593

Net interest income	1,992	1,973	6,250	5,737
Provision for loan losses	80	23	825	188
Net interest income, after provision for loan losses	1,912	1,950	5,425	5,549

Non-interest income:
Customer service fees	129	158	394	471
Mortgage banking income, net	49	124	159	321
Income from bank-owned life insurance	25	26	74	76
Other	—	—	—	1
Total non-interest income	203	308	627	869

Non-interest expenses:
Salaries and employee benefits	959	901	2,918	2,674
Occupancy and equipment expenses	191	185	576	570
Data processing expenses	115	115	332	334
Professional fees	94	98	303	252
Advertising expenses	35	75	193	245
FDIC insurance	26	58	127	175
Other general and administrative expenses	244	244	681	621
Total non-interest expenses	1,664	1,676	5,130	4,871

Income before income taxes	451	582	922	1,547

Income tax provision	167	217	326	561

Net income	$284	$365	$596	$986

Weighted-average number of common shares outstanding:
Basic	2,648,460	2,622,199	2,643,890	2,615,600
Diluted	2,650,369	2,622,199	2,644,477	2,615,600

Earnings per share:
Basic	$0.11	$0.14	$0.23	$0.38
Diluted	$0.11	$0.14	$0.23	$0.38

See accompanying notes to consolidated financial statements.

GEORGETOWN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)

				Accumulated		Unearned
		Additional		Other	Unearned	Compensation-
	Common	Paid-in	Retained	Comprehensive	Compensation-	Restricted	Treasury
	Stock	Capital	Earnings	Income (Loss)	ESOP	Stock	Stock	Total
	(In thousands)

Balance at December 31, 2009	$278	$11,329	$7,546	$127	$(450)	—	$(1,184)	$17,646

Comprehensive income:
Net income	—	—	986	—	—	—	—	986
Net unrealized gain on securities available for sale, net of related tax effects of $28,000	—	—	—	52	—	—	—	52
Total comprehensive income								1,038

Common stock held by ESOP allocated or committed to be allocated (6,144 shares)	—	(31)	—	—	62	—	—	31

Restricted stock granted in connection with equity incentive plan (25,000 shares)	—	130	—	—	—	(130)	—	—

Forfeiture of restricted stock (1,000 shares)	—	(5)	—	—	—	5	—	—

Share based compensation - options	—	7	—	—	—	—	—	7
Share based compensation - restricted stock	—	—	—	—	—	18	—	18

Balance at September 30, 2010	$278	$11,430	$8,532	$179	$(388)	$(107)	$(1,184)	$18,740

Balance at December 31, 2010	$278	$11,424	$8,999	$120	$(368)	$(100)	$(1,184)	$19,169

Comprehensive income:
Net income	—	—	596	—	—	—	—	596
Net unrealized gain on securities available for sale, net of related tax effects of $13,000	—	—	—	23	—	—	—	23
Total comprehensive income								619

Common stock held by ESOP allocated or committed to be allocated (6,144 shares)	—	(19)	—	—	62	—	—	43

Restricted stock granted in connection with equity incentive plan (25,998 shares)	—	169	—	—	—	(169)	—	—

Forfeiture of restricted stock (7,650 shares)	—	(46)	—	—	—	46	—	—

Reissuance of treasury stock (5,796 shares)	—	(50)	—	—	—	—	50	—

Purchase of treasury stock (280 shares)	—	—	—	—	—	—	(2)	(2)

Share based compensation - options	—	18	—	—	—	—	—	18
Share based compensation - restricted stock	—	—	—	—	—	40	—	40

Balance at September 30, 2011	$278	$11,496	$9,595	$143	$(306)	$(183)	$(1,136)	$19,887

See accompanying notes to consolidated financial statements.

GEORGETOWN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30,
	2011	2010
	(In thousands)
Cash flows from operating activities:
Net income	$596	$986
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for loan losses	825	188
Accretion of securities, net	(5)	(16)
Amortization of deferred loan fees and costs, net	(49)	(44)
Depreciation and amortization expense	198	242
Decrease in accrued interest receivable	128	15
Income from bank-owned life insurance	(74)	(76)
Stock-based compensation expense	101	56
Loans originated for sale	(10,517)	(25,165)
Principal balance of loans sold	10,451	24,392
Prepaid FDIC insurance	117	157
Net change in other assets and liabilities	(217)	30
Net cash provided by operating activities	1,554	765

Cash flows from investing activities:
Activity in securities available for sale:
Maturities, prepayments and calls	2,089	8,419
Purchases	(983)	(4,500)
Maturities, prepayments and calls of securities held to maturity	666	845
Loan originations, net	10,086	(11,539)
Principal balance of portfolio loans sold	—	157
Purchase of premises and equipment	(132)	(109)
Net cash provided (used) by investing activities	11,726	(6,727)

(continued)

See accompanying notes to consolidated financial statements.

GEORGETOWN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(concluded)

	Nine Months Ended
	September 30,
	2011	2010
	(In thousands)
Cash flows from financing activities:
Net change in deposits	(3,464)	18,516
Net change in securities sold under agreements to repurchase	56	174
Net change in Federal Home Loan Bank advances with maturities of three months or less	(3,500)	(4,050)
Proceeds of Federal Home Loan Bank advances with maturities greater than three months	—	2,500
Repayments of Federal Home Loan Bank advances with maturities greater than three months	(3,046)	(9,543)
Net change in mortgagors’ escrow accounts	63	139
Purchase of vested restricted shares to treasury stock	(2)	—
Net cash (used) provided by financing activities	(9,893)	7,736

Net change in cash and cash equivalents	3,387	1,774

Cash and cash equivalents at beginning of period	3,298	3,645

Cash and cash equivalents at end of period	$6,685	$5,419

Supplementary information:
Interest paid on deposit accounts	$1,187	$1,584
Interest paid on borrowings	721	1,022
Income taxes paid	557	507

See accompanying notes to consolidated financial statements.

GEORGETOWN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)           Basis of Presentation

The accompanying unaudited financial statements of Georgetown Bancorp, Inc. (the “Company”) were prepared in accordance with the instructions for Form 10-Q and with Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three- and nine-month periods ended September 30, 2011 are not necessarily indicative of the results that may be expected for future periods, including the entire fiscal year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the December 31, 2010 Consolidated Financial Statements presented in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2011. The consolidated financial statements include the accounts of Georgetown Savings Bank (the “Bank”) and its wholly owned subsidiary, Georgetown Securities Corporation, which engages in the buying, selling and holding of securities. All significant inter-company balances and transactions have been eliminated in consolidation. These consolidated financial statements consider events that occurred through the date the consolidated financial statements were issued.

(2)           Earnings Per Common Share

The Company has adopted the EPS guidance included in ASC 260-10. As presented below, basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For purposes of computing diluted EPS, the treasury stock method is used.

Treasury shares and unallocated ESOP shares are not deemed outstanding for earnings per share calculations.

Earnings per common share have been computed based on the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net income available to common stockholders	$284,000	$365,000	$596,000	$986,000

Basic common shares:
Weighted average shares outstanding	2,643,903	2,638,387	2,642,820	2,638,387
Less: Weighted average unallocated ESOP shares	(31,995)	(40,188)	(34,038)	(42,231)
Add: Weighted average unvested restricted stock shares with non-forfeitable dividend rights	36,552	24,000	35,108	19,444
Basic weighted average common shares outstanding	2,648,460	2,622,199	2,643,890	2,615,600

Dilutive potential common shares	1,909	—	587	—

Diluted weighted average common shares outstanding	2,650,369	2,622,199	2,644,477	2,615,600

Basic earnings per share	$0.11	$0.14	$0.23	$0.38

Diluted earnings per share	$0.11	$0.14	$0.23	$0.38

Options to purchase 42,348 shares were included in the computation of diluted earnings per share for the three and nine months ended September 30, 2011. Options to purchase 24,000 shares were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2010, because to do so would have been antidilutive.

(3)           Corporate Structure

In conjunction with its reorganization into the mutual holding company structure, on January 5, 2005, the Bank (i) converted to a stock savings bank as the successor to the Bank in its mutual form; (ii) organized the Company as a federally-chartered corporation that owns 100% of the common stock of the Bank (in stock form); and (iii) organized Georgetown Bancorp, MHC as a federally-chartered mutual holding company that owned 57.0% of the Common Stock of the Company as of September 30, 2011.

(4)           Recent Accounting Pronouncements

In April 2011, the FASB issued ASU 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” This ASU provides additional guidance or clarification to help creditors determine whether a restructuring constitutes a troubled debt restructuring. For public entities, the amendments in this ASU are effective for the first interim or annual period beginning on or after September 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired, and should measure impairment on those receivables prospectively for the first interim or annual period beginning on or after September 15, 2011. Additional disclosures are also required under this ASU. On July 1, 2011 the Company adopted this ASU. Refer to Note 6 – Loans and Servicing for further information.

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

(5)           Securities

A summary of securities is as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)

At September 30, 2011

Securities available for sale

Government-sponsored enterprise obligations	$2,003	$3	$—	$2,006
Residential mortgage-backed securities	3,926	219	—	4,145

Total securities available for sale	$5,929	$222	$—	$6,151

Securities held to maturity

Residential mortgage-backed securities	$2,540	$186	$—	$2,726

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)

At December 31, 2010

Securities available for sale

Government-sponsored enterprise obligations	$3,006	$4	$(36)	$2,974
Residential mortgage-backed securities	4,028	217	—	4,245

Total securities available for sale	$7,034	$221	$(36)	$7,219

Securities held to maturity

Residential mortgage-backed securities	$3,202	$196	$—	$3,398

All residential mortgage-backed securities have been issued by government-sponsored enterprises.

The amortized cost and estimated fair value of debt securities by contractual maturity at September 30, 2011 are as follows. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)

Within 1 year	$503	$504	$—	$—
Over 10 years	1,500	1,502	—	—
	2,003	2,006	—	—
Residential mortgage-backed securities	3,926	4,145	2,540	2,726

	$5,929	$6,151	$2,540	$2,726

There were no sales of securities for the nine months ended September 30, 2011 and 2010.

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position is as follows:

	Less Than Twelve Months		Greater Than Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)

At December 31, 2010:

Securities available for sale

Government-sponsored enterprise obligations	$36	$1,464	$—	$—

        (6)                Loans and Servicing

        Loans

A summary of loans is as follows:

	At		At
	September 30,		December 31,
	2011		2010
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Residential loans:
One-to-four family	$63,962	37.79%	$70,685	39.25%
Home equity loans and lines of credit	17,780	10.50	17,305	9.61
Total residential mortgage loans	81,742	48.29	87,990	48.86

Commercial loans:
One-to-four family investment property	11,018	6.51	11,892	6.60
Multi-family real estate	14,444	8.53	14,121	7.84
Commercial real estate	24,601	14.54	27,688	15.38
Commercial business	10,705	6.32	12,475	6.93
Total commercial loans	60,768	35.90	66,176	36.75

Construction loans:
One-to-four family	14,579	8.61	16,725	9.29
Multi-family	10,932	6.46	7,730	4.29
Non-residential	629	0.37	733	0.41
Total construction loans	26,140	15.44	25,188	13.99

Consumer	634	0.37	726	0.40

Total loans	169,284	100.00%	180,080	100.00%

Other items:
Net deferred loan costs	120		95
Allowance for loan losses	(1,742)		(1,651)

Total loans, net	$167,662		$178,524

An analysis of the allowance for loan losses at September 30, 2011 and December 31, 2010 is below. For additional information please refer to Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Residential		Commercial				Construction
	One-to-four family	Home equity loans and lines of credit	One-to-four family investment property	Multi-family real estate	Commercial real estate	Commercial business	One-to-four family	Multi-family	Non-residential	Consumer	Total
	(In thousands)
At September 30, 2011

Allowance for loan losses

Beginning Balance	$233	$320	$60	$106	$431	$304	$93	$83	$6	$15	$1,651
Charge-offs	—	(741)	—	—	—	(2)	—	—	—	(1)	(744)
Recoveries	7	—	—	—	—	1	—	—	—	2	10
Provision	67	788	1	2	(43)	(54)	45	18	5	(4)	825
Ending Balance	$307	$367	$61	$108	$388	$249	$138	$101	$11	$12	$1,742

Ending balance:
individually evaluated for impairment	$143	$13	$—	$—	$—	$—	$—	$—	$—	$—	$156

Ending balance:
collectively evaluated for impairment	$164	$354	$61	$108	$388	$249	$138	$101	$11	$12	$1,586

Loans

Ending Balance	$63,962	$17,780	$11,018	$14,444	$24,601	$10,705	$14,579	$10,932	$629	$634	$169,284

Ending balance:
individually evaluated for impairment	$693	$13	$—	$—	$—	$—	$1,169	$1,517	$—	$—	$3,392

Ending balance:
collectively evaluated for impairment	$63,269	$17,767	$11,018	$14,444	$24,601	$10,705	$13,410	$9,415	$629	$634	$165,892

At December 31, 2010

Allowance for loan losses

Ending Balance	$233	$320	$60	$106	$431	$304	$93	$83	$6	$15	$1,651
Ending balance:
individually evaluated for impairment	$—	$36	$—	$—	$—	$—	$—	$—	$—	$—	$36

Ending balance:
collectively evaluated for impairment	$233	$284	$60	$106	$431	$304	$93	$83	$6	$15	$1,615

Loans

Ending Balance	$70,685	$17,305	$11,892	$14,121	$27,688	$12,475	$16,725	$7,730	$733	$726	$180,080

Ending balance:
individually evaluated for impairment	$208	$45	$—	$—	$—	$—	$—	$—	$—	$—	$253

Ending balance:
collectively evaluated for impairment	$70,477	$17,260	$11,892	$14,121	$27,688	$12,475	$16,725	$7,730	$733	$726	$179,827

The following is a summary of past-due and non-accrual loans at September 30, 2011 and December 31, 2010. For additional information please refer to Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Loans delinquent for:						90 days or more and accruing
	30 - 59 Days	60 - 89 Days	90 days or more	Total Past Due	Total Current	Total Loans		Non-accrual Loans
	(In thousands)
At September 30, 2011:

Residential loans:
One-to-four family	$506	$—	$400	$906	$63,056	$63,962	$—	$693
Home equity loans and lines of credit	18	—	—	18	17,762	17,780	—	13

Commercial loans:
One-to-four family investment property	—	—	—	—	11,018	11,018	—	—
Multi-family real estate	—	—	—	—	14,444	14,444	—	—
Commercial real estate	—	—	—	—	24,601	24,601	—	—
Commercial business	—	—	—	—	10,705	10,705	—	—

Construction loans:
One-to-four family	100	436	733	1,269	13,310	14,579	—	1,169
Multi-family	—	—	1,517	1,517	9,415	10,932	—	1,517
Non-residential	—	—	—	—	629	629	—	—

Consumer	1	—	—	1	633	634	—	—

Total	$625	$436	$2,650	$3,711	$165,573	$169,284	$—	$3,392

At December 31, 2010:

Residential loans:
One-to-four family	$391	$138	$—	$529	$70,156	$70,685	$—	$—
Home equity loans and lines of credit	19	—	45	64	17,241	17,305	—	45

Commercial loans:
One-to-four family investment property	—	—	—	—	11,892	11,892	—	—
Multi-family real estate	—	—	—	—	14,121	14,121	—	—
Commercial real estate	314	—	—	314	27,374	27,688	—	—
Commercial business	—	—	—	—	12,475	12,475	—	—

Construction loans:
One-to-four family	—	—	—	—	16,725	16,725	—	—
Multi-family	—	—	—	—	7,730	7,730	—	—
Non-residential	—	—	—	—	733	733	—	—

Consumer	9	1	—	10	716	726	—	—

Total	$733	$139	$45	$917	$179,163	$180,080	$—	$45

The following is an analysis of impaired loans at September 30, 2011 and December 31, 2010.

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
(In thousands)

At September 30, 2011

Impaired loans without a valuation allowance

Residential loans:
One-to-four family	$—	$—	$—	$—	$—
Home equity loans and lines of credit	—	—	—	—	—
Commercial loans:
One-to-four family investment property	—	—	—	—	—
Multi-family real estate	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Commercial business	—	—	—	—	—
Construction loans:
One-to-four family	1,169	1,169	—	236	19
Multi-family	1,517	1,517	—	152	—
Non-residential	—	—	—	—	—
Consumer	—	—	—	—	—
Total impaired with no related allowance	$2,686	$2,686	$—	$388	$19

Impaired loans with a valuation allowance

Residential loans:
One-to-four family	$693	$693	$143	$158	$5
Home equity loans and lines of credit	13	13	13	5	—
Commercial loans:
One-to-four family investment property	—	—	—	—	—
Multi-family real estate	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Commercial business	—	—	—	—	—
Construction loans:
One-to-four family	—	—	—	—	—
Multi-family	—	—	—	—	—
Non-residential	—	—	—	—	—
Consumer	—	—	—	—	—
Total with an allowance recorded	$706	$706	$156	$163	$5

At December 31, 2010

Impaired loans without a valuation allowance

Residential loans:
One-to-four family	$208	$208	$—	$209	$5
Home equity loans and lines of credit	—	—	—	—	—
Commercial loans:
One-to-four family investment property	—	—	—	—	—
Multi-family real estate	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Commercial business	—	—	—	—	—
Construction loans:
One-to-four family	—	—	—	—	—
Multi-family	—	—	—	—	—
Non-residential	—	—	—	—	—
Consumer	—	—	—	—	—
Total impaired with no related allowance	$208	$208	$—	$209	$5

Impaired loans with a valuation allowance

Residential loans:
One-to-four family	$—	$—	$—	$—	$—
Home equity loans and lines of credit	45	45	36	47	1
Commercial loans:
One-to-four family investment property	—	—	—	—	—
Multi-family real estate	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Commercial business	—	—	—	—	—
Construction loans:
One-to-four family	—	—	—	—	—
Multi-family	—	—	—	—	—
Non-residential	—	—	—	—	—
Consumer	—	—	—	—	—
Total with an allowance recorded	$45	$45	$36	$47	$1

As a result of adopting the amendments in ASU 2011-02, we reassessed all restructurings that occurred on or after January 1, 2011 for identification as troubled debt restructurings. There were no restructurings that were identified as troubled debt restructurings.

The following table represents the Company’s loans by risk rating at September 30, 2011 and December 31, 2010. For additional information please refer to Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Residential		Commercial				Construction
	One-to-four family	Home equity loans and lines of credit	One-to-four family investment property	Multi-family real estate	Commercial real estate	Commercial business	One-to-four family	Multi-family	Non-residential	Consumer	Total
	(In thousands)
At September 30, 2011:

Classification:
Pass	$63,269	$17,767	$11,018	$14,444	$20,830	$9,773	$13,410	$9,415	$139	$634	$160,699
Special mention	—	—	—	—	461	292	—	—	—	—	753
Substandard	693	13	—	—	3,310	640	1,169	1,517	490	—	7,832
Doubtful	—	—	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—	—	—
Total loans	$63,962	$17,780	$11,018	$14,444	$24,601	$10,705	$14,579	$10,932	$629	$634	$169,284

At December 31, 2010:

Classification:
Pass	$70,477	$17,260	$11,495	$14,121	$24,119	$12,475	$16,725	$7,730	$733	$726	$175,861
Special mention	—	—	397	—	3,569	—	—	—	—	—	3,966
Substandard	208	45	—	—	—	—	—	—	—	—	253
Doubtful	—	—	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—	—	—
Total loans	$70,685	$17,305	$11,892	$14,121	$27,688	$12,475	$16,725	$7,730	$733	$726	$180,080

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

Loans rated 8: Loans in this category are considered “substandard.” These loans have a well defined weakness that jeopardizes the liquidation of the debt and is inadequately protected by the current sound worth and paying capacity of the borrower or pledged collateral. There is a distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

Loans rated 9: Loans in this category are considered “doubtful.” Loans classified as doubtful have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, highly questionable and improbable.

Loans rated 10: Loans in this category are considered a “loss”. The Loan has been determined to be uncollectible and the chance of loss is inevitable. Loans in this category will be charged-off.

On an annual basis, or more often if needed, the Company formally reviews the ratings on all commercial real estate, construction and commercial business loans.

Loans serviced for others and mortgage servicing rights

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $52,778,000 and $45,028,000 at September 30, 2011 and December 31, 2010, respectively.

The risks inherent in the mortgage servicing assets relate primarily to changes in prepayments that result from shifts in mortgage interest rates. The fair value of servicing rights was $403,000 at September 30, 2011 and was determined using the moving average 10-year, U.S. Treasury rate plus 5.0%, adjusted to reflect the current credit spreads and conditions in the market as a discount rate. Prepayment assumptions, which are impacted by loan rates and terms, are calculated using a moving average of prepayment data published by the Securities Industry and Financial Markets Association, an independent third party proprietary analysis of prepayment rates embedded in liquid mortgage securities markets and modeled against the serviced loan portfolio by the independent third party valuation specialist.

The following summarizes mortgage servicing rights capitalized and amortized, along with the aggregate activity-related valuation allowances:

	Nine Months Ended
	September 30,
	2011	2010
	(In thousands)

Mortgage servicing rights:
Balance at beginning of period	$424	$183
Additions	100	141
Disposals	—	—
Amortization	(83)	(32)
Balance at end of period	441	292

Valuation allowances:
Balance at beginning of period	4	—
Additions	55	17
Recoveries	—	—
Write-downs	—	—
Balance at end of period	59	17

Mortgage servicing assets, net	$382	$275

Fair value of mortgage servicing assets	$403	$275

(7)           Secured Borrowings and Collateral

    Federal Home Loan Bank advances

At September 30, 2011, all Federal Home Loan Bank (“FHLB”) of Boston advances were secured by a blanket security agreement on qualified collateral, principally first mortgage loans on owner-occupied residential property in the amount of $52.5 million, government-sponsored enterprise obligations with a fair value of $1.5 million and mortgage-backed securities with a fair value of $5.9 million.

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are funds borrowed from customers on an overnight basis. The amount of securities collateralizing the agreements to repurchase remains in securities and the obligation to repurchase securities sold is reflected as a liability in the consolidated balance sheets. Securities sold under agreements to repurchase amounted to $547,000 at September 30, 2011 and were secured by Government-sponsored enterprise obligation with a fair value of $500,000 and a Residential mortgage-backed security with a fair value of $1.0 million. The weighted average interest rate on these agreements was 0.50% at September 30, 2011.

(8)           Fair Value Measurements

The Company groups its financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value as follows:

Level l - Valuation is based on quoted prices in active markets for identical assets or liabilities. Level l assets and liabilities generally include debt and equity securities that are traded in an active exchange market. At September 30, 2011, the Company had no assets or liabilities valued using Level 1 measurements.

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

All of the Company’s securities that are measured at fair value are included in Level 2 and are based on pricing models from independent, third party pricing services that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads and new issue data. There are no liabilities measured at fair value. All of the Company’s impaired loans and other real estate owned that are measured at fair value are included in Level 3 and are based on the appraised value of the underlying collateral considering discounting factors, if deemed appropriate, and adjusted for selling costs. These appraised values may be discounted based on management’s historical knowledge, expertise or changes in market conditions from time of valuation. The Company did not have any significant transfers of assets or liabilities to or from Levels 1 and 2 of the fair value hierarchy during the nine month period ended September 30, 2011.

Assets and liabilities measured at fair value on a recurring basis at September 30, 2011 and December 31, 2010 are summarized below.

	Level 1	Level 2	Level 3	Assets at Fair Value
	(In thousands)
At September 30, 2011

Assets
Securities available for sale	$—	$6,151	$—	$6,151

At December 31, 2010

Assets
Securities available for sale	$—	$7,219	$—	$7,219

The Company may also be required, from time to time, to measure certain other financial assets on a nonrecurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. Assets measured at fair value on a non-recurring basis at September 30, 2011 are summarized below. The fair value adjustments relate to the amount of write down recorded during the nine months ended September 30, 2011 on the assets held at September 30, 2011.

At September 30, 2011	Level 1	Level 2	Level 3	Assets at Fair Value	Adjustments to Fair Value
			(In thousands)
Impaired loans	—	—	$550	$550	$(156)
Other real estate owned	—	—	53	53	(13)
	—	—	$603	$603	$(169)

December 31, 2010	Level 1	Level 2	Level 3	Assets at Fair Value	Adjustments to Fair Value
			(In thousands)
Impaired loans	—	—	$9	$9	$(36)
Other real estate owned	—	—	53	53	(13)
	—	—	$62	$62	$(49)

	Fair Value Measurements
	Using Significant Unobservable Inputs
	Level 3
	Impaired Loans	Other Real Estate Owned

Beginning balance, December 31, 2010	$9	$53
Transfers in to level 3	550	—
Decrease due to loans charged off	(9)	—
Ending balance, September 30, 2011	$550	$53

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

Cash and cash equivalents: The carrying amounts of cash and short-term investments approximate fair values.

Securities: Fair values for the Company’s debt securities are based on pricing models that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads and new issue data.

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

Capitalized mortgage servicing rights: Fair value is based on a quarterly, independent third-party valuation model that calculates the present value of estimated future net servicing income. The model utilizes a variety of assumptions, the most significant of which are loan prepayment assumptions and the discount rate used to discount future cash flows. Prepayment assumptions, which are impacted by loan rates and terms, are calculated using a moving average of prepayment data published by the Securities Industry and Financial Markets Association, third party proprietary analysis of prepayment rates embedded in liquid mortgage securities markets and modeled against the serviced loan portfolio by the independent third party valuation specialist. The discount rate is the moving average 10-year, U.S. Treasury rate plus 5.0% and adjusted to reflect the current credit spreads and conditions in the market. Other assumptions include delinquency rates, foreclosure rates, servicing cost inflation, and annual unit loan cost. All assumptions are adjusted periodically to reflect current circumstances and all are obtained from independent market sources.

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

Off-balance-sheet instruments: Fair values for off-balance-sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. At September 30, 2011 and December 31, 2010, the fair value of commitments outstanding is not significant since fees charged are not material.

The estimated fair values and related carrying amounts of the Company’s financial instruments at September 30, 2011 and December 31, 2010, are as follows:

	September 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$6,685	$6,685	$3,298	$3,298
Securities available for sale	6,151	6,151	7,219	7,219
Securities held to maturity	2,540	2,726	3,202	3,398
FHLB stock	3,111	3,111	3,111	3,111
Loans held for sale	751	763	685	693
Loans, net	167,662	173,818	178,524	180,972
Accrued interest receivable	649	649	777	777
Capitalized mortgage servicing rights	382	403	420	461

Financial liabilities:
Deposits	147,999	148,221	151,463	151,859
Securities sold under agreements to repurchase	547	547	491	491
Short-term FHLB advances	—	—	3,500	3,500
Long-term FHLB advances	25,136	25,737	28,182	28,774
Mortgagers’ escrow accounts	661	661	598	598
Accrued interest payable	77	77	88	88

(9)    Equity Incentive Plan

At September 30, 2011, the Company had one equity incentive plan, which was described more fully in Note 13 of the consolidated financial statements and notes thereto for the year ended December 31, 2010.

The following table presents the activity for the plan for the nine months ended September 30, 2011:

	Stock Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at beginning of year	24,000	$6.72
Granted	25,998	$6.88
Forfeited	(7,650)	$6.81

Outstanding at end of period	42,348	$6.80	8.92	$16,847

Exercisable at end of period	5,796	$6.72	8.40	$2,782

	Non-vested
	Restricted Stock
	Number of Shares	Weighted Average Grant Date Value

Outstanding at beginning of year	24,000	$5.20
Granted	25,998	$6.50
Forfeited	(7,650)	$5.92
Vested	(5,796)	$5.20

Outstanding at end of period	36,552	$5.97

As of September 30, 2011, unrecognized share-based compensation expense related to non-vested options amounted to $82,000 and the unrecognized share-based compensation expense related to non-vested restricted stock amounted to $183,000. Both amounts are expected to be recognized over a weighted average period of 3.5 years.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $7.20 as of September 30, 2011 which would have been received by the option holders had all option holders exercised their options as of that date.

For the nine months ended September 30, 2011, the Company recognized compensation expense for stock options of $18,000 with a related tax benefit of $3,000. For the nine months ended September 30, 2011, the Company recognized compensation expense for restricted stock awards of $40,000, with a related tax benefit of $16,000.

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

Operating results for the three months ended September 30, 2011 reflected a return to more normalized earnings as there were no major charge-offs and non-performing assets to total assets totaled 1.76% and remained below local and national averages despite the increasing sequential trend. Operating results for the nine months ended September 30, 2011 were negatively affected primarily by the charge-off of one, large, out-of-market, residential home equity loan. We believe this charge-off is not a reflection of a negative trend in our loan portfolio overall. The Company continues to focus on generating commercial loan and core deposit growth, which we believe will build long-term shareholder value.

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

The Bank periodically may agree to modify the contractual terms of loans. When a loan is modified and a concession is made to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (“TDR”). All TDRs are initially classified as impaired.

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

Comparison of Financial Condition at September 30, 2011 and December 31, 2010

Total assets decreased by $9.4 million, or 4.6%, to $195.6 million at September 30, 2011, from $205.0 million at December 31, 2010. The decrease in total assets resulted primarily from a decrease in net loans and investment securities, partially offset by an increase in cash and cash equivalents, as loan payoffs and maturing securities were used to pay off maturing FHLB advances and a portion of the funds remained in cash and due from banks. Net loans decreased $10.8 million, or 6.1%, to $167.7 million at September 30, 2011, from $178.5 million at December 31, 2010, primarily due to a $6.7 million, or 9.5%, decrease in residential mortgage loans, a $3.1 million, or 11.2%, decrease in commercial real estate loans, a $2.0 million, or 100.0%, decrease in owner-occupied residential construction loans and a $1.8 million, or 14.2%, decrease in commercial business loans, partially offset by a $3.2 million, or 41.4%, increase in construction loans collateralized by multi-family properties. Cash and cash equivalents increased $3.4 million, or 102.7%, to $6.7 million at September 30, 2011, primarily due to cash flows from loan payoffs. Investment securities available for sale decreased $1.1 million, or 14.8%, to $6.2 million at September 30, 2011, from $7.2 million at December 31, 2010. Investment securities held to maturity decreased $662,000, or 20.7%, to $2.5 million at September 30, 2011. At September 30, 2011, total investment securities were comprised of government-sponsored enterprise obligations and mortgage-backed securities, all of which were guaranteed by government-sponsored enterprises. As a result, our investment securities impairment considerations generally related to fluctuations in market interest rates. At September 30, 2011, no securities were deemed to be other–than-temporarily impaired. Total interest-earning assets decreased $10.2 million, or 5.2%, to $186.0 million at September 30, 2011, from $196.2 million at December 31, 2010.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan as of the dates indicated.

	At		At
	September 30,		December 31,
	2011		2010
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Residential loans:
One-to-four family	$63,962	37.79%	$70,685	39.25%
Home equity loans and lines of credit	17,780	10.50	17,305	9.61
Total residential mortgage loans	81,742	48.29	87,990	48.86

Commercial loans:
One-to-four family investment property	11,018	6.51	11,892	6.60
Multi-family real estate	14,444	8.53	14,121	7.84
Commercial real estate	24,601	14.54	27,688	15.38
Commercial business	10,705	6.32	12,475	6.93
Total commercial loans	60,768	35.90	66,176	36.75

Construction loans:
One-to-four family	14,579	8.61	16,725	9.29
Multi-family	10,932	6.46	7,730	4.29
Non-residential	629	0.37	733	0.41
Total construction loans	26,140	15.44	25,188	13.99

Consumer	634	0.37	726	0.40

Total loans	169,284	100.00%	180,080	100.00%

Other items:
Net deferred loan costs	120		95
Allowance for loan losses	(1,742)		(1,651)

Total loans, net	$167,662		$178,524

Assets Quality. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. Delinquent loans that are 90 days or more past due are generally considered non-performing assets.

	At September 30,	At December 31,
	2011	2010
	(Dollars in thousands)

Non-accrual loans:
Residential mortgage loans	$706	$45
Commercial loans	—	—
Construction loans	2,686	—
Consumer	—	—

Total non-accrual loans	3,392	45

Loans greater than 90 days delinquent and still accruing:
Residential mortgage loans	—	—
Commercial loans	—	—
Construction loans	—	—
Consumer	—	—

Total loans greater than 90 days delinquent and still accruing	—	—

Restructured loans	—	208

Total non-performing loans	3,392	253

Real estate owned	53	53

Total non-performing assets	$3,445	$306

Ratios:
Non-performing loans to total loans	2.00%	0.14%
Non-performing assets to total assets	1.76%	0.15%

Non-performing assets increased $3.1 million to $3.4 million at September 30, 2011 compared to $306,000 at December 31, 2010. The increase in non-performing assets was primarily due to three construction loans, of which $1.5 million was collateralized by multi-family properties and $1.2 million was collateralized by one-to-four family properties. Of the $2.7 million in non-performing construction loans, $2.2 million is well collateralized. These balances represented 1.76% of total assets at September 30, 2011 and 0.15% of total assets at December 31, 2010.

Loans classified as substandard increased $7.6 million to $7.8 million at September 30, 2011 from $253,000 at December 31, 2010. The increase was partially due to a more conservative review of technical deficiencies in our special mention loans, resulting in a migration of $3.2 million of commercial real estate loans from special mention to substandard. The other primary factor in the increase of substandard loans was $3.2 million in construction loans, of which $2.7 million in loans are well collateralized. All of these credits continue to be aggressively managed.

The allowance for loan losses was $1.7 million at September 30, 2011. Loan charge-offs were $744,000 and loan recoveries were $10,000 for the nine months ended September 30, 2011, as compared to loan charge-offs of $110,000 and loan recoveries of $10,000 for the same period in 2010. The increase in loan charge-offs was primarily due to one, large, out-of-market, residential home equity loan that was charged off during the three months ended June 30, 2011. The allowance represented 1.03% of total loans at September 30, 2011 and 0.92% of total loans at December 31, 2010. At these levels, the allowance for loan losses as a percentage of non-performing loans was 51.36% at September 30, 2011 and 652.57% at December 31, 2010.

Total deposits decreased by $3.5 million, or 2.3%, to $148.0 million at September 30, 2011, from $151.5 million at December 31, 2010. The deposit decreases were primarily due to decreases in certificates of deposit and money market accounts, partially offset by increases in demand deposit accounts and NOW accounts. Certificates of deposit decreased $4.4 million, or 8.8% and money market accounts decreased $1.0 million, or 1.8%, primarily in business money market accounts. A portion of those balances transferred into business checking accounts. Demand deposits increased $1.1 million, or 6.9%, primarily in business demand deposits, which increased $1.8 million, or 28.0%, and benefited from transfers from business money market accounts. NOW accounts increased $793,000, or 5.2%.

Total borrowings from the FHLB decreased $6.5 million, or 20.7%, as loan payoffs and maturing securities were used to pay off maturing FHLB advances. Short-term borrowings decreased $3.5 million, or 100.0% and long-term borrowings decreased $3.0 million, or 10.8%.

Total stockholders’ equity increased $718,000, or 3.7%, to $19.9 million at September 30, 2011, from $19.2 million at December 31, 2010, primarily due to net income of $596,000. The net unrealized gains on securities available for sale of $143,000 at September 30, 2011 were attributable to changes in market interest rates.

Comparison of Operating Results for the Three Months Ended September 30, 2011 and 2010

General. Net income for the three months ended September 30, 2011 was $284,000, or $.11 per basic and diluted share, compared to net income of $365,000, or $.14 per basic and diluted share for the three months ended September 30, 2010. The decrease in net income was primarily due to an increase in the provision for loan losses and a decrease in non-interest income.

Interest Income. Interest income decreased by $257,000, or 9.1%, to $2.6 million for the three months ended September 30, 2011. The decrease in interest income was primarily due to a decrease in the average balance of interest-earning assets of $15.1 million, or 7.5%, to $184.6 million for the three months ended September 30, 2011, from $199.7 million for the same period in 2010 and by a 10 basis point decrease in the average yield on interest-earning assets to 5.57% for the three months ended September 30, 2011, from 5.67% for the same period in 2010.

Interest income on loans decreased $217,000, or 8.0%, to $2.5 million for the three months ended September 30, 2011. The decrease was due to a decrease in the average balance of loans of $7.5 million, or 4.2%, to $171.3 million for the three months ended September 30, 2011, from $178.8 million for the three months ended September 30, 2010 and by a 24 basis point decrease in the average loan yield to 5.80% for the three months ended September 30, 2011, from 6.04% for the same period in 2010.

Interest and dividend income on investment securities decreased $39,000, or 31.0%, for the three months ended September 30, 2011, compared to the same period in 2010. The decrease in interest income was due to a decrease in the average balance of investment securities of $4.0 million, or 24.6%, to $12.0 million for the three months ended September 30, 2011, from $16.0 million for the three months ended September 30, 2010 and by a decrease in average investment yields of 26 basis points, reflecting lower market interest rates, to 2.91% for the three months ended September 30, 2011, from 3.17% for the three months ended September 30, 2010.

Interest Expense. Interest expense decreased $276,000, or 32.2%, to $581,000 for the three months ended September 30, 2011 from $857,000 for the three months ended September 30, 2010. The decrease in interest expense was primarily due to a 49 basis point decrease in the average cost of interest-bearing liabilities, reflecting the lowering of deposit interest rates offered and the maturing of higher-rate deposits, to 1.48% for the three months ended September 30, 2011, from 1.97% for the same period in 2010 and by a decrease in the average balance of interest-bearing liabilities of $17.2 million, or 9.9%, to $157.2 million for the three months ended September 30, 2011, from $174.4 million for the same period in 2010.

Interest expense on interest-bearing deposits decreased $178,000, or 33.1%, to $359,000 for the three months ended September 30, 2011, from $537,000 for the same period in 2010. The decrease was primarily due to a 47 basis point decrease in the average cost of interest-bearing deposits to 1.10% for the three months ended September 30, 2011, from 1.57% for the same period in 2010 and by an decrease in the average balance of interest-bearing deposits of $5.6 million, or 4.1%, to $131.0 million for the three months ended September 30, 2011 from $136.6 million for the same period in 2010.

Interest expense on FHLB short-term and long-term advances decreased $98,000, or 30.7%, to $221,000 for the three months ended September 30, 2011, from $319,000 for the same period in 2010. The decrease was primarily due to a decrease in the average balance of FHLB short-term and long-term advances of $11.6 million, or 31.2%, to $25.7 million for the three months ended September 30, 2011 from $37.3 million for the same period in 2010, partially offset by a 3 basis point increase in the average cost of FHLB short-term and long-term advances to 3.45% for the three months ended September 30, 2011, from 3.42% for the same period in 2010. The increase in the average cost of FHLB short-term and long-term advances resulted from the pay down of short-term advances, which had lower interest rates.

Net Interest Income. Net interest income increased $19,000, or 1.0%, to $2.0 million for the three months ended September 30, 2011. The increase in net interest income was primarily the result of a 37 basis point increase in net interest margin to 4.32% for the three months ended September 30, 2011, from 3.95% for the same period in 2010 and by the $2.1 million or 8.4%, increase in net average interest-earning assets to $27.5 million for the three months ended September 30, 2011, from $25.3 million for the same period in 2010.

Provision for Loan Losses. The provision for loan losses for the three months ended September 30, 2011 was $80,000 compared to $23,000 for the three months ended September 30, 2010. The increase in the provision was related to the increase in loans classified as “substandard”. There were no loan charge-offs and loan recoveries were $2,000 for the three months ended September 30, 2011, as compared to loan charge-offs of $20,000 and loan recoveries of $3,000 for the same period in 2010.

Non-interest Income. Non-interest income decreased $105,000, or 34.1%, to $203,000 for the three months ended September 30, 2011, from $308,000 for the same period in 2010. The decrease was primarily related to a decline in net mortgage banking income and customer service fees. Net mortgage banking income decreased $75,000, or 60.5% to $49,000 for the three months ended September 30, 2011, from $124,000 for the same period in 2010. The decline was reflective of the softening housing market. The decrease in customer service fees was primarily related to a decline in checking account overdraft fees of $31,000, or 39.8%, partially offset by an increase in ATM service charges of $2,000, or 5.2%.

Non-interest Expense. Non-interest expense decreased $12,000, or 0.7%, to $1.7 million for the three months ended September 30, 2011. The decrease in non-interest expense was primarily due to a decrease in advertising expense and Federal Deposit Insurance Corporation (“FDIC”) deposit insurance, partially offset by an increase in salaries and benefits. Salaries and benefits expense increased $58,000, or 6.4%, primarily due to the costs associated with additional staff and the replacement of existing staff at higher salaries. Advertising expense decreased $40,000, or 53.3%, to $35,000 for the three months ended September 30, 2011, reflecting management’s decision to reduce various media placements.

Income Taxes. The income before income taxes of $451,000 for the three months ended September 30, 2011 resulted in an income tax provision of $167,000 for the three months ended September 30, 2011, as compared to income before income taxes of $582,000 and a related income tax provision of $217,000 for the three months ended September 30, 2010. The effective tax rates for the three months ended September 30, 2011 and 2010 were 37.0% and 37.3%, respectively.

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

	At September 30,		Three Months Ended September 30,
	2011		2011			2010
		Weighted	Average			Average
	Outstanding	Average	Outstanding		Yield/	Outstanding		Yield/
	Balance	Rate	Balance	Interest	Rate	Balance	Interest	Rate
			(Dollars in thousands)
Interest-earning assets:
Loans	$170,155	5.76%	$171,324	$2,486	5.80%	$178,819	$2,703	6.04%
Investment securities (1)	11,802	2.95%	12,087	87	2.91%	16,039	126	3.17%
Short-term investments	3,997	0.05%	1,233	—	0.00%	4,844	1	0.08%
Total interest-earning assets	185,954	5.46%	184,644	2,573	5.57%	199,702	2,830	5.67%
Non-interest-earning assets	9,636		10,545	—		11,169	—
Total assets	$195,590		$195,189	2,573		$210,871	2,830

Interest-bearing liabilities:
Savings deposits	$11,710	0.23%	$11,458	6	0.21%	$11,947	7	0.23%
NOW accounts	15,941	0.43%	14,824	16	0.43%	13,785	24	0.70%
Money market accounts	56,411	0.73%	56,054	111	0.79%	54,640	171	1.25%
Certificates of deposit	45,621	1.52%	48,648	226	1.86%	56,208	335	2.38%
Total interest-bearing deposits	129,683	0.93%	130,984	359	1.10%	136,580	537	1.57%
FHLB advances	25,136	3.44%	25,657	221	3.45%	37,303	319	3.42%
Repurchase agreements	547	0.50%	546	1	0.73%	486	1	0.82%
Total interest-bearing liabilities	155,366	1.33%	157,187	581	1.48%	174,369	857	1.97%
Non-interest-bearing liabilities:
Demand deposits	18,316		16,884			15,982
Other non-interest-bearing liabilities	2,021		1,386			1,984
Total liabilities	175,703		175,457			192,335
Stockholders’ equity	19,887		19,732			18,536
Total liabilities and equity	$195,590		$195,189			$210,871

Net interest income				$1,992			$1,973
Net interest rate spread (2)		4.13%			4.09%			3.70%
Net interest-earning assets (3)	$30,588		$27,457			$25,333
Net interest margin (4)					4.32%			3.95%
Average of interest-earning assets to interest-bearing liabilities		119.69%			117.47%			114.53%

(1)	Consists entirely of taxable investment securities.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	For the Three Months Ended September 30, 2011
	Compared to the Three Months Ended
	September 30, 2010
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In thousands)

Interest-earning assets:
Loans	$(113)	$(104)	$(217)
Investment securities	(31)	(8)	(39)
Short-term investments	(1)	—	(1)

Total interest-earning assets	(145)	(112)	(257)

Interest-bearing liabilities:
Savings deposits	—	(1)	(1)
NOW accounts	2	(10)	(8)
Money market accounts	4	(64)	(60)
Certificates of deposit	(45)	(64)	(109)

Total interest-bearing deposits	(39)	(139)	(178)

FHLB advances	(100)	2	(98)

Total interest-bearing liabilities	(139)	(137)	(276)

Change in net interest income	$(6)	$25	$19

Comparison of Operating Results for the Nine Months Ended September 30, 2011 and 2010

General. Net income for the nine months ended September 30, 2011 was $596,000, or $.23 per basic and diluted share, compared to net income of $986,000, or $.38 per basic and diluted share for the nine months ended September 30, 2010. The decrease in net income was primarily due to an increase in the provision for loan losses and non-interest expense and a decrease in non-interest income, partially offset by an increase in net interest income.

Interest Income. Interest income decreased by $183,000, or 2.2%, to $8.1 million for the nine months ended September 30, 2011. The decrease in interest income was primarily due to a decrease in the average balance of interest-earning assets of $6.5 million, or 3.3%, to $190.5 million for the nine months ended September 30, 2011, from $197.1 million for the same period in 2010, partially offset by a 6 basis point increase in the average yield on interest-earning assets to 5.70% for the nine months ended September 30, 2011, from 5.64% for the same period in 2010.

Interest income on loans decreased $27,000, or 0.3%, to $7.9 million for the nine months ended September 30, 2011. The decrease was due to a 6 basis point decrease in the average yield on interest-earning assets to 5.92% for the nine months ended September 30, 2011, from 5.98% for the same period in 2010, partially offset by an increase in the average balance of loans of $1.3 million, or 0.8%, to $177.3 million for the nine months ended September 30, 2011, from $176.0 million for the nine months ended September 30, 2010.

Interest and dividend income on investment securities decreased $154,000, or 35.6%, for the nine months ended September 30, 2011, compared to the same period in 2010. The decrease in interest income was due to a decrease in the average balance of investment securities of $5.3 million, or 30.1%, to $12.4 million for the nine months ended September 30, 2011, from $17.7 million for the nine months ended September 30, 2010 and by a decrease in average investment yields of 26 basis points, reflecting lower market interest rates, to 3.00% for the nine months ended September 30, 2011, from 3.26% for the nine months ended September 30, 2010.

Interest Expense. Interest expense decreased $696,000, or 26.8%, to $1.9 million for the nine months ended September 30, 2011 from $2.6 million for the nine months ended September 30, 2010. The decrease in interest expense was primarily due to a 47 basis point decrease in the average cost of interest-bearing liabilities, reflecting the lowering of deposit interest rates offered and the maturing of higher-rate deposits, to 1.55% for the nine months ended September 30, 2011, from 2.02% for the same period in 2010, as well as a decrease in the average balance of interest-bearing liabilities of $8.1 million, or 4.7%, to $163.4 million for the nine months ended September 30, 2011, from $171.6 million for the same period in 2010.

Interest expense on interest-bearing deposits decreased $397,000, or 25.0%, to $1.2 million for the nine months ended September 30, 2011, from $1.6 million for the same period in 2010. The decrease was primarily due to a 45 basis point decrease in the average cost of interest-bearing deposits to 1.19% for the nine months ended September 30, 2011, from 1.64% for the same period in 2010, partially offset by a increase in the average balance of interest-bearing deposits of $3.6 million, or 2.8%, to $132.8 million for the nine months ended September 30, 2011 from $129.2 million for the same period in 2010.

Interest expense on FHLB short-term and long-term advances decreased $299,000, or 29.7%, to $706,000 for the nine months ended September 30, 2011, from $1.0 million for the same period in 2010. The decrease was primarily due to a decrease in the average balance of FHLB short-term and long-term advances of $11.7 million, or 27.9%, to $30.2 million for the nine months ended September 30, 2011 from $41.9 million for the same period in 2010 and by an 8 basis point decrease in the average cost of FHLB short-term and long-term advances to 3.12% for the nine months ended September 30, 2011, from 3.20% for the same period in 2010.

Net Interest Income. Net interest income increased $513,000, or 8.9%, to $6.3 million for the nine months ended September 30, 2011, from $5.7 million for the same period in 2010. The increase in net interest income was primarily the result of a 49 basis point increase in net interest margin to 4.37% for the nine months ended September 30, 2011, from 3.88% for the same period in 2010 and by the $1.6 million or 6.3%, increase in net average interest-earning assets to $27.1 million for the nine months ended September 30, 2011, from $25.5 million for the same period in 2010.

Provision for Loan Losses. The provision for loan losses for the nine months ended September 30, 2011 was $825,000 compared to $188,000 for the nine months ended September 30, 2010. The increase in the provision was primarily due to one, residential home equity loan that was charged off during the three months ended June 30, 2011. Loan charge-offs were $744,000 and loan recoveries were $10,000 for the nine months ended September 30, 2011, as compared to loan charge-offs of $110,000 and loan recoveries of $10,000 for the same period in 2010.

Non-interest Income. Non-interest income decreased $242,000, or 27.8%, to $627,000 for the nine months ended September 30, 2011, from $869,000 for the same period in 2010. The decrease was primarily related to a decline in net mortgage banking income and customer service fees. Net mortgage banking income decreased $162,000, or 50.5% to $159,000 for the nine months ended September 30, 2011, from $321,000 for the same period in 2010. The decline was reflective of the softening housing market. The decrease in customer service fees was primarily related to a decline in checking account overdraft fees of $93,000, or 37.7%, partially offset by an increase in ATM service charges of $17,000, or 12.7%.

Non-interest Expense. Non-interest expense increased $259,000, or 5.3%, to $5.1 million for the nine months ended September 30, 2011. The increase in non-interest expense was primarily due to an increase in salaries and benefits, professional fees and other general and administrative expenses, partially offset by a decrease in advertising expense and FDIC deposit insurance. Salaries and benefits expense increased $244,000, or 9.1%, primarily due to the costs associated with additional staff and the replacement of existing staff at higher salaries and increases in health insurance. Other general and administrative expenses increased $60,000, or 9.7%, for the nine months ended September 30, 2011, of which $27,000 was related to recruitment expense. Professional fees increased $51,000, or 20.2%, primarily due to internal auditing, consulting and legal expense. Advertising expense decreased $52,000, or 21.2%, for the nine months ended September 30, 2011, reflecting management’s decision to reduce various media placements. FDIC deposit insurance decreased $48,000, or 27.4%, for the nine months ended September 30, 2011.

Income Taxes. The income before income taxes of $922,000 for the nine months ended September 30, 2011 resulted in an income tax provision of $326,000 for the nine months ended September 30, 2011, as compared to income before income taxes of $1.5 million and a related income tax provision of $561,000 for the nine months ended September 30, 2010. The effective tax rates for the nine months ended September 30, 2011 and 2010 were 35.3% and 36.2%, respectively.

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

	At September 30,		Nine Months Ended September 30,
	2011		2011			2010
		Weighted	Average			Average
	Outstanding	Average	Outstanding		Yield/	Outstanding		Yield/
	Balance	Rate	Balance	Interest	Rate	Balance	Interest	Rate
			(Dollars in thousands)
Interest-earning assets:
Loans	$170,155	5.76%	$177,348	$7,869	5.92%	$176,020	$7,896	5.98%
Investment securities (1)	11,802	2.95%	12,358	278	3.00%	17,670	432	3.26%
Short-term investments	3,997	0.05%	830	—	0.00%	3,362	2	0.08%
Total interest-earning assets	185,954	5.46%	190,536	8,147	5.70%	197,052	8,330	5.64%
Non-interest-earning assets	9,636		10,423	—		10,553	—
Total assets	$195,590		$200,959	8,147		$207,605	8,330

Interest-bearing liabilities:
Savings deposits	$11,710	0.23%	$11,745	19	0.22%	$12,023	19	0.21%
NOW accounts	15,941	0.43%	14,614	48	0.44%	13,118	61	0.62%
Money market accounts	56,411	0.73%	56,443	369	0.87%	47,146	423	1.20%
Certificates of deposit	45,621	1.52%	49,991	753	2.01%	56,951	1,083	2.54%
Total interest-bearing deposits	129,683	0.93%	132,793	1,189	1.19%	129,238	1,586	1.64%
FHLB advances	25,136	3.44%	30,204	706	3.12%	41,887	1,005	3.20%
Repurchase agreements	547	0.50%	425	2	0.63%	430	2	0.62%
Total interest-bearing liabilities	155,366	1.33%	163,422	1,897	1.55%	171,555	2,593	2.02%
Non-interest-bearing liabilities:
Demand deposits	18,316		16,321			15,815
Other non-interest-bearing liabilities	2,021		1,639			2,084
Total liabilities	175,703		181,382			189,454
Stockholders’ equity	19,887		19,577			18,151
Total liabilities and equity	$195,590		$200,959			$207,605

Net interest income				$6,250			$5,737
Net interest rate spread (2)		4.13%			4.15%			3.62%
Net interest-earning assets (3)	$30,588		$27,114			$25,497
Net interest margin (4)					4.37%			3.88%
Average of interest-earning assets to interest-bearing liabilities		119.69%			116.59%			114.86%

(1)	Consists entirely of taxable investment securities.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	For the Nine Months Ended September 30, 2011
	Compared to the Nine Months Ended
	September 30, 2010
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In thousands)

Interest-earning assets:
Loans	$60	$(87)	$(27)
Investment securities	(130)	(24)	(154)
Short-term investments	(2)	—	(2)

Total interest-earning assets	(72)	(111)	(183)

Interest-bearing liabilities:
Savings deposits	—	—	—
NOW accounts	7	(20)	(13)
Money market accounts	83	(137)	(54)
Certificates of deposit	(132)	(198)	(330)

Total interest-bearing deposits	(42)	(355)	(397)

FHLB advances	(280)	(19)	(299)

Total interest-bearing liabilities	(322)	(374)	(696)

Change in net interest income	$250	$263	$513

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2011, cash and cash equivalents totaled $6.7 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $6.2 million at September 30, 2011. Our policies also allow for access to the wholesale funds market for up to 50.0% of total assets, or $97.8 million. At September 30, 2011, we had $25.1 million in FHLB advances outstanding and $996,000 in brokered certificates of deposit, allowing the Company access to an additional $71.7 million in wholesale funds based on policy guidelines.

At September 30, 2011, we had $7.6 million in loan commitments outstanding. In addition to commitments to originate loans, we had $21.3 million in unadvanced funds to borrowers.

Related to our secondary market activities, we had $5.1 million of forward loan sale commitments at September 30, 2011. These forward loan sale commitments were used to offset the interest rate risk associated with mortgage loans, which have had their interest rate locked by our customers.

Certificates of deposit due within one year of September 30, 2011 totaled $31.2 million, or 21.1% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit or other wholesale funding options. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2012. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

We have no material commitments or demands that are likely to affect our liquidity other than set forth below. In the event loan demand were to increase at a pace greater than expected, or any unforeseen demand or commitment were to occur, we would access our borrowing capacity with the FHLB and other wholesale market sources.

Our primary investing activities are the origination of loans and the purchase of securities. During the nine months ended September 30, 2011, we originated $48.4 million of loans. We also sold $10.5 million in residential mortgage loans for the nine months ended September 30, 2011.

Financing activities consist primarily of activity in deposit accounts, FHLB borrowings and advances and the sale of residential mortgages. We experienced a net decrease in total deposits of $3.5 million for the nine months ended September 30, 2011. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive.

FHLB borrowings and advances reflected a net decrease of $6.5 million during the nine months ended September 30, 2011. FHLB borrowings and advances have primarily been used to fund loan demand.

Capital Management. The Bank is subject to various regulatory capital requirements including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2011, the Bank exceeded all of its regulatory capital requirements and is considered “well capitalized” under regulatory guidelines.

The Office of Thrift Supervision (“OTS”), as the primary federal regulator of federal savings banks, periodically recommends certain of those institutions take voluntary steps to reduce risk to the institutions and the federal deposit insurance fund. In light of the economic environment, the OTS requested and the Bank’s board of directors agreed in October 2008 to certain voluntary constraints on the Bank’s leveraged growth strategy. In July 2010, the Office of the Comptroller of the Currency (“OCC”) assumed responsibility for the OTS. The OCC informed the Bank that the voluntary constraints will carry forward and they agreed to revisit these voluntary constraints from time to time. The voluntary constraints are as follows: (i) the Bank will maintain a Tier one (core) capital ratio of at least 7.1%; and (ii) in the event the Tier one (core) capital ratio decreases below 7.5%, the ratio of “high-risk” loans, as defined, to Tier one (core) capital would not exceed 450%; the ratio of classified assets to Tier one (core) capital (plus the allowance for loan losses) would not exceed 15%; and the ratio of nonperforming assets to total assets would not exceed 1.5%. As of September 30, 2011, the Bank’s Tier one capital ratio was 9.53% compared to the requested target of 7.50%. As of September 30, 2011, the Company had approximately $620,000 of cash available to down-stream to the Bank to support its future capital needs.

Off-Balance Sheet Arrangements. For the nine months ended September 30, 2011, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Item 1A. Risk Factors

The Company incorporates by reference the Risk Factors presented at Item 1A. of the 10k filed with the SEC on March 31, 2011. The Company identified the following additional Risk Factor. The Standard & Poor’s downgrade in the U.S. government’s sovereign credit rating, and in the credit ratings of instruments issued, insured or guaranteed by certain related institutions, agencies and instrumentalities, could result in risks to the Company and general economic conditions that we are not able to predict.

On August 5, 2011, Standard & Poor’s downgraded the United States long-term debt rating from its AAA rating to AA+. On August 8, 2011, Standard & Poor’s downgraded the credit ratings of certain long-term debt instruments issued by Fannie Mae and Freddie Mac and other U.S. government agencies linked to long-term U.S. debt. Instruments of this nature are key assets on the balance sheets of financial institutions, including the Bank. These downgrades could adversely affect the market value of such instruments, and could adversely impact our ability to obtain funding that is collateralized by affected instruments, as well as affecting the pricing of that funding when it is available. We cannot predict if, when or how these changes to the credit ratings will affect economic conditions. These ratings downgrades could result in a significant adverse impact to the Company, and could exacerbate the other risks to which the Company is subject, including those described under Risk Factors in the Company’s 2010 Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

a) Not applicable

b) Not applicable

c) The Company did not repurchase any shares during the quarter ended September 30, 2011.

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
101
The following financial statements from Georgetown Bancorp Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed on November 14, 2011, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Equity, (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

101.INS	Interactive datafile	XBRL Instance Document
101.SCH	Interactive datafile	XBRL Taxonomy Extension Schema Document
101.CAL	Interactive datafile	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Interactive datafile	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Interactive datafile	XBRL Taxonomy Extension Label Linkbase
101.PRE	Interactive datafile	XBRL Taxonomy Extension Presentation Linkbase Document

GEORGETOWN BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEORGETOWN BANCORP, INC.
(Registrant)

Date: November 10, 2011	/s/ Robert E. Balletto
Robert E. Balletto
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2011	/s/ Joseph W. Kennedy
Joseph W. Kennedy
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Accounting and Financial Officer)