Form 10-K
period 2011-12-31
Georgetown Bancorp, Inc.
filed 2012-03-30
CIK 1302709

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer [ ] Accelerated Filer [ ] Non-Accelerated Filer [ ] Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

As of March 23, 2012, there were 2,694,341 shares issued and outstanding of the registrant’s Common Stock, including 1,527,487 shares owned by Georgetown Bancorp, MHC. The aggregate value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price of the Common Stock as of June 30, 2011 was $6.3 million.

DOCUMENTS INCORPORATED BY REFERENCE

1.             Portions of the Annual Report to Stockholders (Part II)

2.             Proxy Statement for the 2012 Annual Meeting of Stockholders (Part III)

Georgetown Bancorp, Inc.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2011

ITEM			PAGE

PART I

1	BUSINESS		1
1A	RISK FACTORS		34
1B	UNRESOLVED STAFF COMMENTS		40
2	PROPERTIES		40
3	LEGAL PROCEEDINGS		40
4	MINE SAFETY DISCLOSURES		40

PART II

5	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF SECURITIES		41
6	SELECTED FINANCIAL DATA		42
7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS		42
7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK		42
8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA		42
9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE		42
9A	CONTROLS AND PROCEDURES		42
9B	OTHER INFORMATION		43

PART III

10	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE		43
11	EXECUTIVE COMPENSATION		43
12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS		43
13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE		43
14	PRINCIPAL ACCOUNTING FEES AND SERVICES		43

PART IV

15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES		44

	SIGNATURES		46

	Exhibit 13	Portions of the Annual Report to Shareholders
	Exhibit 23	Consent of Independent Registered Public Accounting Firm
	Exhibit 31.1	Certificate of Chief Executive Officer Pursuant to
		Section 302 of the Sarbanes-Oxley Act of 2002
	Exhibit 31.2	Certificate of Chief Financial Officer Pursuant to
		Section 302 of the Sarbanes-Oxley Act of 2002
	Exhibit 32.1	Certificate of Chief Executive Officer and
		Chief Financial Officer Pursuant to
		Section 906 of the Sarbanes-Oxley Act of 2002
	Exhibit 101

The following financial statements of Georgetown Bancorp, Inc. formatted in XBRL: (i) Consolidated Balance Sheets at December 31, 2011 and 2010, (ii) Consolidated Statements of Income for the years ended December 31, 2011 and 2010,

(iii) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2011 and 2010, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010, (v) and the Notes to the Consolidated Financial Statements, tagged as blocks of text.

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

Georgetown Bancorp, MHC

Georgetown Bancorp, MHC is the federally chartered mutual holding company parent of Georgetown Bancorp, Inc. Georgetown Bancorp, MHC has not engaged in any business to date, other than holding the majority of the voting stock of Georgetown Bancorp, Inc. The executive office of Georgetown Bancorp, MHC, is located at 2 East Main Street, Georgetown, Massachusetts 01833, and its telephone number is (978) 352-8600. Georgetown Bancorp, MHC is subject to comprehensive regulation and examination by the Board of Governors of the Federal Reserve System.

Georgetown Bancorp, Inc.

Georgetown Bancorp, Inc. (the “Company”) is the mid-tier stock holding company for Georgetown Savings Bank. The Company is chartered under federal law and currently owns 100% of the common stock of Georgetown Savings Bank. The executive office of the Company is located at 2 East Main Street, Georgetown, Massachusetts 01833, and its telephone number is (978) 352-8600. The Company is subject to comprehensive regulation and examination by the Board of Governors of the Federal Reserve System.

Georgetown Savings Bank

Georgetown Savings Bank (the “Bank”) is a federally chartered savings bank headquartered in Georgetown, Massachusetts. The Bank was originally founded in 1868. In connection with its reorganization and stock offering, the Bank converted from a Massachusetts-chartered savings bank to a federally chartered savings bank on January 5, 2005. The Bank conducts business from its main office located at 2 East Main Street in Georgetown, Massachusetts, and its branch offices located in North Andover and Rowley, Massachusetts. The telephone number at its main office is (978) 352-8600. The Bank is subject to comprehensive regulation and examination by the Office of the Comptroller of the Currency.

Mutual-to-Stock Conversion of Georgetown Bancorp, MHC

On November 28, 2011, the Boards of Directors of the Company, Georgetown Bancorp, MHC and the Bank each unanimously adopted a Plan of Conversion or Reorganization of Georgetown Bancorp, MHC (the “Plan”) pursuant to which Georgetown Bancorp, MHC will undertake a “second-step” conversion and cease to exist. The Bank will reorganize from a two-tier mutual holding company structure to a fully public stock holding company structure.

Pursuant to the Plan, (i) the Bank will become a wholly owned subsidiary of a to-be-formed stock corporation (“New Holding Company”), (ii) the shares of common stock of the Company held by persons other than Georgetown Bancorp, MHC (whose shares will be cancelled) will be converted into shares of common stock of the New Holding Company pursuant to an exchange ratio designed to preserve the percentage ownership interests of such persons (excluding shares purchased in the stock offering described below and cash received in lieu of fractional shares), and (iii) the New Holding Company will offer and sell shares of common stock representing the ownership interest of Georgetown Bancorp, MHC in a subscription offering. The Plan is subject to regulatory approval as well as the approval of Georgetown Bancorp, MHC’s corporators, Georgetown Savings Bank’s depositors and the Company’s stockholders (including the approval of a majority of the Company’s outstanding shares of common stock held by persons other than Georgetown Bancorp, MHC).

General

Our principal business consists of attracting deposits from businesses and the general public primarily in Essex County, Massachusetts and investing those deposits, together with borrowings and funds generated from operations, in commercial and multi-family real estate loans, one- to four-family investment property loans and commercial business loans, one- to four-family residential real estate loans, home equity loans and lines of credit and consumer loans, as well as investing in investment securities. We primarily originate loans in eastern Massachusetts (which includes the Boston metropolitan area) and southern New Hampshire. For a description of our business strategy, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Strategy.”

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

Market Area

We primarily serve communities located in Essex County, Massachusetts for deposit products and eastern Massachusetts (which includes the Boston metropolitan area) and southern New Hampshire for lending products.

Essex County is located in the northeastern portion of Massachusetts, a largely suburban area adjacent to the city of Boston. Georgetown is located 30 miles north of Boston near Interstate 95, the major north-south highway that runs along the East Coast of the United States. Consistent with suburban areas located near large metropolitan areas in general, the economy in our primary deposit market area is based on a mixture of service, manufacturing, wholesale/retail trade, and state and local government. The primary deposit market area also serves as a bedroom community for individuals employed in nearby Boston. Maintaining operations near a large metropolitan area serves as a benefit to us in periods of economic growth, while at the same time fosters significant competition for financial services. Our future growth opportunities depend in part on national economic growth factors, the future economic growth in our primary deposit market area and the intensity of the competitive environment for financial services.  Rockingham County, New Hampshire, where the majority of our business in southern New Hampshire is located, has similar characteristics as Essex County.

The greater Boston metropolitan area is the 10th largest metropolitan area in the United States.  Located adjacent to major transportation corridors, the Boston metropolitan area provides a highly diversified economic base, with major employment sectors ranging from services, manufacturing and wholesale retail trade, to finance, technology and medical care.

The population in Essex County, Massachusetts grew 2.7% from 2000 to 2010, compared to a growth rate of 6.4% for Rockingham County, New Hampshire (located in southern New Hampshire), 3.1% for the Commonwealth of Massachusetts and 9.7% for the United States as a whole during the same time period.  Median household income for 2010 was $61,789 in Essex County, Massachusetts compared to $73,925, $62,072 and $50,046 for Rockingham County, New Hampshire, the Commonwealth of Massachusetts and the United States as a whole, respectively, for the same year.  The average unemployment rate for Essex County, Massachusetts, was 7.9% for 2011, compared to 8.9% for 2010.   The average unemployment rate for Rockingham County, New Hampshire decreased to 5.4% for 2011 compared to 6.3% for 2010, and the average unemployment rate for the Commonwealth of Massachusetts decreased to 6.5% for 2011 compared to 8.5% for 2010.  By comparison, the average unemployment rates for the United States as a whole were 8.9% for 2011 and 9.6% for 2010.

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

As of June 30, 2011 (the latest date for which information is available), our market share was 0.89% of total deposits in Essex County, Massachusetts, making us the 23rd largest out of 41 financial institutions in Essex County based upon deposit share as of that date.

Lending Activities

In recent years, we have diversified our lending activities by increasing our origination of commercial and multi-family real estate loans, one- to four-family investment property loans and commercial business loans.  Our commercial loan portfolio, including construction loans, has grown significantly since 2006, to $82.6 million, or 50.8% of our total loan portfolio as of December 31, 2011 compared to $24.0 million, or 18.5% of our loan portfolio at June 30, 2006.  One- to four-family investment property, commercial and multi-family real estate loans totaled $49.3 million, or 30.2% of our loan portfolio at December 31, 2011.  Commercial business loans totaled $10.1 million, or 6.2% of our loan portfolio at December 31, 2011, and construction loans totaled $23.2 million, or 14.3% of our loan portfolio at December 31, 2011.  One- to four-family residential real estate mortgage loans represented $62.6 million, or 38.5% of our total loan portfolio at December 31, 2011, compared to 39.3% as of December 31, 2010.  We also originate consumer loans that are not secured by real estate, including automobile loans, deposit account loans and unsecured personal loans. At December 31, 2011, such loans totaled $451,000, or 0.3% of our loan portfolio.

In accordance with our strategic plan initiative of the development of a mortgage banking operation, we sold $19.4 million in residential loans in the secondary market during the year ended December 31, 2011, generating $403,000 in non-interest income. We expect to have a greater emphasis in this activity in the future.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan as of the dates indicated.

	At December 31,
	2011		2010
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Residential loans:
One- to four-family	$62,613	38.46%	$70,685	39.25%
Home equity loans and lines of credit	17,118	10.51	17,305	9.61
Total residential mortgage loans	79,731	48.97	87,990	48.86

Commercial loans:
One- to four-family investment property	10,816	6.64	11,892	6.60
Multi-family real estate	13,037	8.01	14,121	7.84
Commercial real estate	25,399	15.60	27,688	15.38
Commercial business	10,137	6.23	12,475	6.93
Total commercial loans	59,389	36.48	66,176	36.75

Construction loans:
One- to four-family	11,941	7.33	16,725	9.29
Multi-family	10,656	6.55	7,730	4.29
Non-residential	629	0.39	733	0.41
Total construction loans	23,226	14.27	25,188	13.99

Consumer	451	0.28	726	0.40

Total loans	162,797	100.00%	180,080	100.00%

Other items:
Net deferred loan costs	147		95
Allowance for loan losses	(1,824)		(1,651)

Total loans, net	$161,120		$178,524

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2011. Demand loans, loans having no stated repayment schedule or maturity and overdraft loans are reported as being due in one year or less.

	Residential				Commercial
	One- to four-family		Home equity loans and lines of credit		One- to four-family investment property		Multi-family real estate		Commercial real estate		Commercial business
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
(Dollars in thousands)
Due During the Years
Ending December 31,
2012	$848	6.51%	$5	6.75%	$1,380	6.71%	$—	—%	$2,172	6.73%	$305	5.69%
2013	515	4.92%	—	—%	222	7.00%	981	6.53%	3,361	6.92%	263	6.47%
2014	306	4.81%	15	6.71%	370	6.75%	—	—%	390	6.94%	869	5.00%
2015 to 2016	570	5.19%	101	6.68%	1,019	6.84%	—	—%	1,749	6.45%	2,588	5.33%
2017 to 2021	6,229	5.14%	1,407	6.03%	6,610	6.11%	10,888	6.03%	12,103	6.42%	5,845	5.15%
2022 to 2026	3,492	5.28%	3,464	4.13%	482	7.00%	1,168	6.88%	862	6.51%	—	—%
2027 and beyond	50,653	4.92%	12,126	4.50%	733	5.78%	—	—%	4,762	6.05%	267	3.25%

Total	$62,613	4.99%	$17,118	4.57%	$10,816	6.31%	$13,037	6.14%	$25,399	6.46%	$10,137	5.18%

Construction
	One- to four-family		Multi-family		Non-residential		Consumer		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
(Dollars in thousands)
Due During the Years
Ending December 31,
2012	$10,165	7.05%	$7,291	6.97%	$533	6.06%	$136	15.67%	$22,835	6.96%
2013	860	6.75%	2,942	7.00%	96	7.00%	32	7.87%	9,272	6.77%
2014	—	—%	—	—%	—	—%	93	6.35%	2,043	5.73%
2015 to 2016	57	6.50%	—	—%	—	—%	183	6.18%	6,267	5.93%
2017 to 2021	264	7.00%	423	6.58%	—	—%	—	—%	43,769	5.92%
2022 to 2026	—	—%	—	—%	—	—%	—	—%	9,468	5.26%
2027 and beyond	595	5.08%	—	—%	—	—%	7	3.36%	69,143	4.93%

Total	$11,941	6.93%	$10,656	6.96%	$629	6.20%	$451	9.15%	$162,797	5.65%

The following table sets forth the scheduled repayments of fixed and adjustable-rate loans at December 31, 2011 that are contractually due after December 31, 2012.

	Due After December 31, 2012
	Fixed	Adjustable	Total
	(Dollars in thousands)

Residential:
One- to four-family	$41,228	$20,537	$61,765
Home equity loans and lines of credit	2,585	14,528	17,113
Total residential mortgage loans	43,813	35,065	78,878

Commercial:
One- to four-family investment property	2,127	7,309	9,436
Multi-family real estate	1,543	11,494	13,037
Commercial real estate	8,987	14,240	23,227
Commercial business	1,317	8,515	9,832
Total commercial loans	13,974	41,558	55,532

Construction:
One- to four-family	969	807	1,776
Multi-family	3,365	—	3,365
Non-residential	96	—	96
Total construction	4,430	807	5,237

Consumer	315	—	315

Total loans	$62,532	$77,430	$139,962

One- to Four-Family Residential Loans. At December 31, 2011, $62.6 million, or 38.5% of our loan portfolio consisted of one- to four-family residential mortgage loans. Our strategic plan includes the expansion of our mortgage banking operation, whereby the majority of fixed-rate, residential loan originations are sold, primarily consisting of loans with 30-year terms, which we generally sell on a servicing-retained basis. We sold $19.4 million in residential mortgage loans during the year ended December 31, 2011, representing 57.9% of one- to four-family residential real estate loans originated during the year, as we continued the development of our mortgage banking operation. One- to four-family mortgage loan originations are generally obtained from our outside and in-house loan representatives, from existing or past customers, through advertising, and through referrals from local real estate brokers and attorneys and are underwritten pursuant to our policies and standards. Generally, one- to four-family residential mortgage loans are originated in amounts up to 80% of the lesser of the appraised value or purchase price of the property, with private mortgage insurance required on loans with a loan-to-value ratio in excess of 80%. Fixed-rate mortgage loans generally are originated for terms of 10 to 40 years. Generally, all fixed-rate residential mortgage loans are underwritten according to secondary market policies and procedures, which allows for sale in the secondary market, consistent with our asset-liability management and portfolio needs.

We also offer adjustable-rate mortgage loans for one- to four-family properties, primarily with an interest rate based on the one-year LIBOR Index, which adjusts annually from the outset of the loan or which adjusts annually after a three-or five-year initial fixed-rate period. We originated $5.0 million of adjustable-rate, one- to four-family residential loans during the year ended December 31, 2011 and $28.5 million of fixed-rate one- to four-family residential loans during the same period. Of these fixed-rate originations, $19.5 million, or 68.4%, were originated for sale in the secondary mortgage market. Our adjustable-rate mortgage loans generally provide for maximum rate adjustments of 2% per adjustment, with a lifetime maximum adjustment up to 5%, regardless of the initial rate. Our adjustable-rate mortgage loans amortize over terms of up to 30 years. Generally, all adjustable-rate residential mortgage loans are underwritten according to secondary market policies and procedures.

Adjustable-rate mortgage loans decrease the risk associated with changes in market interest rates by periodically repricing, but involve other risks because, as interest rates increase, the underlying payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustments permitted by our loan documents and, therefore, the effectiveness of adjustable-rate mortgage loans may be limited during periods of rapidly rising interest rates. At December 31, 2011, $20.5 million, or 32.8% of our one- to four-family residential loans, had adjustable-rates of interest.

In an effort to provide financing for first-time homebuyers, we offer the first-time homebuyer loan programs from Massachusetts Housing Finance Agency (“Mass Housing”). This program offers one- to four-family residential mortgage loans to qualified individuals. These loans are offered with terms and fixed-rates of interest similar to our other one- to four-family mortgage loan products.  Such loans must be secured by an owner-occupied residence. These loans are originated using Mass Housing “expanded” underwriting guidelines.  Such loans are originated in amounts of up to 95% of the lower of the property’s appraised value or the sale price. Private mortgage insurance is required for loans with loan-to-value ratios of over 80%.

All residential mortgage loans that we originate include “due-on-sale” clauses, which give us the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid. Regulations limit the amount that a savings bank may lend relative to the appraised value of the real estate securing the loan, as determined by an appraisal of the property at the time the loan is originated. All borrowers are required to obtain title insurance for the benefit of Georgetown Savings Bank. We also require homeowner’s insurance and fire and casualty insurance and, where circumstances warrant, flood insurance on properties securing real estate loans. Our loan policy provides that we will not originate loans secured by real estate that contains underground fuel storage tanks. At December 31, 2011, our largest residential mortgage loan had a principal balance of $1.5 million and was secured by a residence located in Wellesley, Massachusetts. This loan was performing in accordance with its repayment terms.

Home Equity Loans and Home Equity Lines of Credit. We also offer home equity loans and home equity lines of credit, both of which are secured by one- to four-family residences. At December 31, 2011, home equity loans and equity lines of credit totaled $17.1 million, or 10.5% of total loans. Additionally, at December 31, 2011, the unadvanced amounts of home equity lines of credit totaled $9.0 million. The underwriting standards utilized for home equity loans and equity lines of credit include a determination of the applicant’s credit history, an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan. The combined loan-to-value ratio for home equity loans and equity lines of credit is generally limited to 85%. Home equity loans are offered with fixed-rates of interest and with terms of up to 15 years. Our home equity lines of credit have adjustable-rates of interest that are generally equal to the prime rate, as reported in The Wall Street Journal, plus 0.50% with a floor rate of 4.00%.

Commercial Real Estate Loans. We originate commercial real estate loans, including commercial lines of credit, generally in our primary lending market area, that are secured by properties used for business purposes such as small office buildings or retail facilities. At December 31, 2011, commercial real estate loans totaled $25.4 million, which amounted to 15.6% of total loans. Our real estate underwriting policies provide that such loans may be made in amounts of up to 80% of the appraised value of the property, provided such loan complies with our loans-to-one borrower limit for these types of loans. Our loans-to-one borrower limit is 15% of Georgetown Savings Bank’s unimpaired capital, which limit was $3.1 million at December 31, 2011, but we generally target commercial real estate loans with balances of up to $2.5 million. At December 31, 2011, our average commercial real estate loan had a balance of $498,000.  Our commercial real estate loans may be made with terms of up to 10 years with an amortization of 25 years and are offered with interest rates that are fixed or adjust periodically and are generally indexed to Federal Home Loan Bank of Boston advance rates. When possible these loans provide for a pre-payment penalty.

In reaching a decision on whether to make a commercial real estate loan, we consider the net operating income of the property, the borrower’s expertise and credit history, and the profitability of the underlying business and the value of the underlying property. In addition, with respect to real estate rental properties, we will also consider the term of the lease and the quality of the tenants. We generally require that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.20 times. Environmental surveys are generally required for commercial real estate loans. Generally, commercial real estate loans made to corporations, partnerships and other business entities require the principals to execute the loan agreements in their individual capacity, as well as signing on behalf of such business entity.

A commercial borrower’s financial information is monitored on an ongoing basis by requiring periodic financial statement updates, payment history reviews and periodic face-to-face meetings with the borrower. We require commercial borrowers to provide annually updated financial statements and federal tax returns. These requirements also apply to the individual principals of our commercial borrowers. We also require borrowers with rental investment property to provide an annual report of income and expenses for the property, including a tenant list and copies of leases, as applicable. The largest commercial real estate loan in our portfolio at December 31, 2011 was a $2.2 million loan collateralized by two commercial properties located in Boston, Massachusetts. This loan was performing according to its terms at December 31, 2011.

Loans secured by commercial real estate properties generally involve larger principal amounts and a greater degree of risk than one- to four-family residential mortgage loans. Because payments on loans secured by one- to four-family investment properties are often dependent on successful operation or management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy.

One- to Four-Family Investment Property Loans. We originate commercial real estate loans on one- to four-family investment properties. The subject properties are non-owner occupied and generally under a business name or in individual’s name in instances where an individual owns more investment property than what is allowed under Fannie Mae guidelines. At December 31, 2011, one- to four-family investment property loans totaled $10.8 million, which amounted to 6.6% of total loans. Our real estate underwriting policies provide that such loans may be made in amounts of up to 80% of the appraised value of the property, provided such loan complies with our loans-to-one borrower limit for these types of loans. We generally target one- to four-family investment property loans with balances up to $750,000. At December 31, 2011, our average one- to four-family investment property had a balance of $230,000. Our loans for one- to four-family investment properties may be made with terms of up to 10 years with an amortization of up to 25 years and are offered with interest rates that are fixed or adjust periodically and are generally indexed to Federal Home Loan Bank of Boston advance rates. When possible these loans provide for a pre-payment penalty.

In reaching a decision on whether to make one- to four-family investment loans, we consider the net operating income of the property, the borrower’s expertise and credit history, the global cash flow of the borrowers and the value of the underlying property. We generally require that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.20 times. Generally, one- to four-family real estate loans made to business entities require the principals to execute the loan agreements in their individual capacity, as well as signing on behalf of such business entity.

A commercial borrower’s financial information is monitored on an ongoing basis by requiring periodic financial statement updates, payment history reviews and periodic face-to-face meetings with the borrower. We require commercial borrowers to provide annually updated financial statements and federal tax returns. These requirements also apply to the individual principals of our commercial borrowers. We also require borrowers with rental investment property to provide an annual report of income and expenses for the property, including a rent roll and copies of leases, as applicable. The largest one- to four-family investment property loan in our portfolio at December 31, 2011 was an $854,000 loan collateralized by a four-unit residential property located in South Boston, Massachusetts. This loan was performing according to its terms at December 31, 2011.

Loans secured by one- to four-family investment properties generally involve larger principal amounts and a greater degree of risk than one- to four-family residential mortgage loans. Because payments on loans secured by one- to four-family investment properties are often dependent on successful operation or management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy.

Multi-Family Real Estate Loans. We originate commercial real estate loans on multi-family properties.  The subject properties are non-owner occupied rental properties greater than four units and generally under a business name or in individual’s name. At December 31, 2011, multi-family real estate loans totaled $13.0 million, which amounted to 8.0% of total loans. Our real estate underwriting policies provide that such loans may be made in amounts of up to 80% of the appraised value of the property, provided such loan complies with our loans-to-one borrower limit for these types of loans. We generally target multi-family loans with balances up to $2.5 million.  At December 31, 2011, our average multi-family real estate loan had a balance of $767,000. Our loans for multi-family real estate properties may be made with terms of up to 10 years with an amortization of up to 25 years and are offered with interest rates that are fixed or adjust periodically and are generally indexed to Federal Home Loan Bank of Boston advance rates. When possible these loans provide for a pre-payment penalty.

In reaching a decision on whether to make multi-family real estate loans, we consider the net operating income of the property, the borrower’s expertise and credit history, the global cash flow of the borrowers and the value of the underlying property. We generally require that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.20 times. Environmental surveys may be required for multi-family real estate loans. Generally, multi-family real estate loans made to business entities require the principals to execute the loan agreements in their individual capacity, as well as signing on behalf of such business entity.

A commercial borrower’s financial information is monitored on an ongoing basis by requiring periodic financial statement updates, payment history reviews and periodic face-to-face meetings with the borrower. We require commercial borrowers to provide annually updated financial statements and federal tax returns. These requirements also apply to the individual principals of our commercial borrowers. We also require borrowers with rental investment property to provide an annual report of income and expenses for the property, including a rent roll and copies of leases, as applicable. The largest multi-family real estate loan in our portfolio at December 31, 2011 was a $2.0 million loan collateralized by an eight unit multi-family property located in Concord, Massachusetts. This loan was performing according to its terms at December 31, 2011.

Loans secured by multi-family real investment loans generally involve larger principal amounts and a greater degree of risk than one- to four-family residential mortgage loans. Because payments on loans secured by multi-family real investment properties are often dependent on successful operation or management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy.

Commercial Business Loans.  At December 31, 2011, we had $10.1 million in commercial business loans, which amounted to 6.2% of total loans. We make commercial business loans in our primary lending market area to a variety of professionals, sole proprietorships and small businesses. Commercial lending products include term loans and revolving lines of credit. The maximum amount of a commercial business loan is limited by our loans-to-one-borrower limit, which was $3.1 million at December 31, 2011. Such loans are generally used for short and long-term working capital purposes such as purchasing inventory, equipment or furniture. Commercial business loans are made with either adjustable or fixed-rates of interest and fixed maturity or lines of credit. Variable rates are generally based on the prime rate, as published in The Wall Street Journal, plus a margin. Fixed-rate commercial business loans are set either at a margin above the Federal Home Loan Bank of Boston comparable advance rate or the prime rate swap curve. When making commercial business loans, we consider the financial statements of the borrower, our lending history with the borrower, the debt service capabilities of the borrower, the projected cash flows of the business and the value of the collateral, if applicable. Commercial business loans are generally secured by a variety of collateral, primarily accounts receivable, inventory and equipment, and we also require the business principals to execute such loans in their individual capacities. Depending on the amount of the loan and the collateral used to secure the loan, commercial business loans are made in amounts of up to 80% of the value of the collateral securing the loan. Commercial business loans generally have greater credit risk than residential mortgage loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans generally are made on the basis of the borrower’s ability to repay the loan from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may depend substantially on the success of the business itself. Further, any collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value. We seek to minimize these risks through our underwriting standards. At December 31, 2011, our largest outstanding commercial business loan and line of credit was a $1.0 million line of credit with an outstanding balance of

$999,000, which was secured by commercial real estate and business assets located in Rowley, Massachusetts. This loan was performing according to its terms at December 31, 2011.

Construction Loans. We originate construction loans for the development of one- to four and multi-family residential properties and non-residential properties located in our primary lending market area to experienced local developers and to individuals for the construction of their personal residences. At December 31, 2011, one- to four-family residential construction loans amounted to $11.9 million, or 7.3% of total loans. At December 31, 2011, the unadvanced portion of these residential construction loans totaled $2.7 million. At December 31, 2011, construction loans collateralized by multi-family properties totaled $10.7 million, or 6.6% of total loans. The unadvanced portion of these construction loans totaled $3.8 million at December 31, 2011. Construction loans collateralized by non-residential properties totaled $629,000, or 0.4% of total loans. There was no unadvanced portion of these construction loans at December 31, 2011.

Our one- to four and multi-family residential construction loans generally provide for the payment of interest only during the construction phase, which is usually 12 months. We originate one- to four and multi-family residential construction loans with a maximum loan-to-value ratio of 90% for single unit owner occupied construction projects, provided that the borrower obtains private mortgage insurance on the loan if the loan balance exceeds 80% of the appraised value or sales price, whichever is less, of the secured property. The maximum loan-to-value on two- to four and multi-family residential properties is 80% of the appraised value or sales price, whichever is less, of the secured property.  Before making a commitment to fund a one- to four or multi-family residential construction loans, we require an appraisal on the property by an independent licensed appraiser. We also review and inspect each property before disbursement of funds during the term of the construction loan. Loan proceeds are disbursed after inspection based on the percentage of completion method. At December 31, 2011, the largest outstanding one- to four-family residential construction loan commitment was for $1.3 million for the construction of four residential condominium units located in Cambridge, Massachusetts, $436,000 of which was outstanding. This loan was not performing according to its terms at December 31, 2011. At December 31, 2011, the largest multi-family construction loan commitment was for a $3.0 million property, located in South Boston, Massachusetts, $1.5 million of which was outstanding. This loan was performing according to its terms at December 31, 2011.

To a lesser extent, our construction loan projects include apartment, retail and office buildings, and strip malls. These loans generally have an interest-only phase during construction and are generally set at a fixed-rate. Disbursement of funds is at our sole discretion and is based on independent third-party inspections of the progress of construction. The maximum loan-to-value ratio limit applicable to these loans is generally 80%. At December 31, 2011, the largest non-residential construction loan commitment was for $490,000 collateralized by land, located in Newburyport, Massachusetts, all of which was outstanding. This loan was performing according to its terms at December 31, 2011.

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

The maximum amount of a construction loan is limited by our loans-to-one-borrower limit, which was $3.1 million at December 31, 2011.

Consumer Loans.  We offer consumer loans to customers residing in our primary lending market area with acceptable credit ratings. Our consumer loans generally consist of loans on new and used automobiles, loans secured by deposit accounts and unsecured personal loans. Consumer loans totaled $451,000 or 0.3% of our total loan portfolio at December 31, 2011.

Largest Lending Relationship.  At December 31, 2011, our largest lending relationship was a $3.0 million, consisting of a multi-family construction loan commitment, of which $1.5 million was outstanding at December 31, 2011.  At December 31, 2011, this loan was performing in accordance with its terms.

Origination, Participation and Servicing of Loans.  Lending activities are conducted primarily by our loan personnel operating at our main and branch office locations. All loans we originate are underwritten pursuant to our policies and procedures. We originate both adjustable-rate and fixed-rate loans. Our ability to originate fixed or adjustable-rate loans depends upon the relative customer demand for such loans, which is affected by the current and expected future levels of market interest rates. From time to time, we will participate in loans, sometimes as the “lead lender”. Whether we are the lead lender or not, we underwrite our participation portion of the loan according to our own underwriting criteria and procedures. At December 31, 2011, we had $5.3 million in loan participation interests in which we were the lead bank and $2.2 million in loan participation interests in which we were the participating bank.

Historically, we have generally retained in our portfolio and serviced all loans that we originated. However, in accordance with our strategic plan, we began selling primarily longer-term, fixed rate residential mortgage loans in the secondary market in January 2009. It is expected that a majority of future residential loan originations will be sold on a servicing-retained basis. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. During the year ended December 31, 2011, we originated $33.5 million of fixed-rate and adjustable-rate one- to four-family loans, $14.0 million of which were placed in our portfolio.

The following table shows our loan originations and repayment activities for the years indicated.

	Year Ended December 31,
	2011	2010
	(In thousands)

Total loans at beginning of year	$180,080	$168,317
Loans originated:
Residential mortgage loans	37,383	62,383
Commercial loans	15,294	19,977
Construction loans	22,966	33,184
Consumer	165	534

Total loans originated	75,808	116,078

Deduct:
Principal repayments	(72,912)	(63,037)
Loan sales	(19,410)	(40,593)
Loans held for sale	(769)	(685)

Net loan activity	(17,283)	11,763

Total loans at end of year	$162,797	$180,080

Loan Approval Procedures and Authority.  Our lending activities follow written, non-discriminatory underwriting standards and loan origination procedures established by Georgetown Savings Bank’s Board of Directors. The loan approval process is intended to assess the borrower’s ability to repay the loan, the viability of the loan, and the adequacy of the value of the collateral that will secure the loan. To assess the borrower’s ability to repay, we review the employment and credit history and information on the historical and projected income and expenses of borrowers.

Our policies and loan approval limits are established by the Board of Directors. The Board of Directors has designated certain individuals of Georgetown Savings Bank (ranging from senior management to senior loan underwriter) (the “Designated Individuals”) to consider and approve loans within their designated authority. Loans in amounts above the authorized limits of the Designated Individuals and loans outside of the designated authority of the Designated Individuals require the approval of our Loan Committee. The Loan Committee consists of three non-employee directors and four employees of Georgetown Savings Bank. All loans that are approved by the Designated Individuals are reviewed and ratified by the Loan Committee and the full Board of Directors.

With regard to the lending authority of the Designated Individuals, our President and Chief Executive Officer, Senior Vice President and Chief Lending Officer, and our Vice President/Senior Commercial Lender each possess individual authority to approve all residential types of credit in amounts up to $750,000. Our President and Chief Executive Officer and our Senior Vice President/Chief Lending Officer may approve all residential types of credits in amounts up to $1.0 million on a combined basis. Our President and Chief Executive Officer and Senior Vice President and Chief Lending Officer and Vice President Senior Commercial Lending Officer each possess individual authority to approve all commercial types of credit in amounts up to $750,000.  The Vice President and Commercial Loan Officer possesses individual authority to approve all commercial types of credit in amounts up to $250,000.  Our President and Chief Executive Officer and Senior Vice President and Chief Lending Officer may also approve all commercial types of credits in amounts up to $1.0 million on a combined basis. Our Assistant Vice President and Retail Lending Manager possesses individual authority to approve one- to four-family mortgage loans that meet the eligibility requirements for sale to Fannie Mae on the secondary mortgage market.

We typically require appraisals of all real property securing loans. Appraisals are performed by independent licensed appraisers. All appraisers are approved by the Board of Directors annually. We require fire and extended coverage insurance in amounts at least equal to the principal amount of the loan.

Non-performing and Problem Assets

We commence collection efforts when a loan becomes ten days past due with system generated reminder notices. Subsequent late charge and delinquent notices are issued and the account is monitored on a regular basis thereafter. Personal, direct contact with the borrower is attempted early in the collection process as a courtesy reminder and later to determine the reason for the delinquency and to safeguard the collateral. When a loan is more than 60 days past due, the credit file is reviewed and, if deemed necessary, information is updated or confirmed and collateral re-evaluated. We make every effort to contact the borrower and develop a plan of repayment to cure the delinquency. All loans 30 days past due are reported to the Loan Committee and the Board of Directors. Upon direction of the Loan Committee, if no repayment plan is in process, the file is referred to counsel for the commencement of foreclosure or other collection efforts.

Loans are generally placed on non-accrual status when they are 90 days or more delinquent, unless the credit is well secured and in process of collection. When loans are placed on a non-accrual status, unpaid accrued interest is fully reserved, and further income is recognized only to the extent cash payments are received.

Non-Performing Loans and Non-Performing Assets. At December 31, 2011, $3.1 million, or 1.92%, of our total loans were non-performing loans. These loans consisted of six loans to five individual borrowers. All of these loans are secured by real estate.

The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. Delinquent loans that are 90 days or more past due are generally considered non-performing assets.  Not included in the table below is one loan that has been modified and classified as a troubled debt restructuring as of December 31, 2011.  The pre-modification outstanding recorded investment of this loan was $312,000 and the post-modification outstanding recorded investment was $315,000. At December 31, 2011 this loan has a recorded investment of $313,000 and was in default of its modified terms. This modification did not result in a material impact to the allowance for loan losses.  For the year ended December 31, 2011, gross interest income that would have been recorded had the troubled debt restructuring been current in accordance with their original terms amounted to $21,000. Interest income recognized on this loan for the year ended December 31, 2011 was $17,000.

	At December 31,
	2011	2010
	(Dollars in thousands)

Non-accrual loans:
Residential mortgage loans	$696	$45
Commercial loans	—	—
Construction loans	2,437	—
Consumer	—	—

Total non-accrual loans	3,133	45

Loans 90 days or greater delinquent and still accruing	—	—

Non-performing restructured loans	—	208

Total non-performing loans	3,133	253

Other real estate owned	30	53

Total non-performing assets	$3,163	$306

Ratios:
Non-performing loans to total loans	1.92%	0.14%
Non-performing assets to total assets	1.59%	0.15%

At December 31, 2011, the non-accrual residential mortgage loans consisted of two one- to four-family residential real estate loans with aggregate principal balances of $682,000 and one home equity loan with a principal balance of $13,000.  The non-accrual construction loans consisted of two one- to four-family construction loans with aggregate principal balances of $1.2 million and one multi-family construction loan with a principal balance of $1.3 million.  At December 31, 2011, the multi-family construction loan was current as to loan payments, but continued to be classified as non-performing based on past history.  Subsequent to December 31, 2011, payment was received on the multi-family construction loan, reducing its principal balance by $326,000.

At December 31, 2011, non-accrual loans totaled $3.1 million (six loans). For the year ended December 31, 2011, gross interest income that would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $250,000. Interest income recognized on all non-performing loans for the year ended December 31, 2011 was $184,000.

Delinquent Loans. The following table sets forth the number and amount of delinquent loans by type at the dates indicated.

	Loans Delinquent For
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)

At December 31, 2011
Residential mortgage loans	1	$175	1	$391	2	$566
Commercial loans	—	—	—	—	—	—
Construction loans	1	100	2	1,168	3	1,268
Consumer	—	—	—	—	—	—

Total	2	$275	3	$1,559	5	$1,834

At December 31, 2010
Residential mortgage loans	1	$138	1	$45	2	$183
Commercial loans	—	—	—	—	—	—
Construction loans	—	—	—	—	—	—
Consumer	1	1	—	—	1	1

Total	2	$139	1	$45	3	$184

At December 31, 2011, the construction loans that were 90 days or more delinquent consisted of two one- to four-family construction loans.

Potential problem loans are loans that are currently performing and are not included in non-accrual loans above, but may be delinquent. These loans require an increased level of management attention, because we have serious doubts as to the ability of the borrower to comply with the present loan repayment terms and as a result such loans may be included at a later date in non-accrual loans. At December 31, 2011, $5.4 million, or 3.31% of total loans, had been identified as potential problem loans, of which one totaling $313,000 was delinquent.

Classified Assets.  Federal regulations provide that loans and other assets of lesser quality should be classified as “substandard”, “doubtful” or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that we will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. We designate an asset as “special mention” if the asset has a potential weakness that warrants management’s close attention.

On the basis of management’s review of our assets, at December 31, 2011, we had designated $747,000 of our assets as special mention, which consisted of three loans to two separate borrowers. At December 31, 2011, we had classified $7.8 million of our assets as substandard, which consisted of 14 loans, one of which has been restructured.  These loans consisted of three one- to four-family residential real estate loans with total principal balances of $898,000, one home equity loan with a principal balance of $13,000, three commercial real estate loans with total principal balances of $3.3 million, three commercial business loans with total principal balances of $640,000, two one- to four-family construction loans with total principal balances of $1.2 million, one multi-family construction loan with a principal balance of $1.2 million and one non-residential construction loan with a principal balance of $490,000.  At December 31, 2011, we had valuation allowances of $429,000 related to the loans classified as substandard.  At December 31, 2010, we had designated $4.0 million of our assets as special mention, which consisted of a one- to four-family investment property loan with a principal balance of $397,000 and three commercial real estate loans with total principal balances of $3.6 million.  At December 31, 2010, we had classified $253,000 of our assets as substandard.  At December 31, 2011 and 2010, we had no loans classified as doubtful or loss. The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations.  Not all classified assets constitute non-performing assets.

Allowance for Loan Losses. The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings.  Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a monthly basis by management and is based upon management’s monthly review of the collectibility of the loans in light of known and inherent risks in the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.  Additionally, as part of the evaluation of the level of the allowance for loan losses, on a quarterly basis management analyzes several qualitative loan portfolio risk factors including, but not limited to, charge-off history, changes in management or underwriting policies, current economic conditions, delinquency statistics, geographic and industry concentrations, the adequacy of the underlying collateral, the financial strength of the borrower and results of internal and external loan reviews. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

As described above, we periodically may agree to modify the contractual terms of loans. When a loan is modified and a concession is made to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring.  All troubled debt restructurings are initially classified as impaired.

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

Loans secured by commercial real estate, multi-family and one- to four-family investment properties, generally involve larger principal amounts and a greater degree of risk than one- to four-family residential mortgage loans. Because payments on loans secured by commercial real estate, including multi-family and one- to four-family investment properties, are often dependent on successful operation or management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy.

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

The following table sets forth activity in our allowance for loan losses for the years indicated.

	Year Ended December 31,
	2011	2010
	(Dollars in thousands)

Balance at beginning of period	$1,651	$1,594

Charge-offs:
Residential mortgage loans	741	103
Commercial loans	13	7
Construction loans	—	—
Consumer	34	33

Total charge-offs	788	143

Recoveries:
Residential mortgage loans	9	9
Commercial loans	1	2
Construction loans	—	—
Consumer	2	1

Total recoveries	12	12

Net (charge-offs) recoveries	(776)	(131)
Provision for loan losses	949	188

Balance at end of period	$1,824	$1,651

Ratios:
Net (charge-offs) recoveries to average loans outstanding	(0.44)%	(0.07)%
Allowance for loan losses to non-performing loans at end of period	58.22%	652.57%
Allowance for loan losses to total loans at end of period	1.12%	0.92%

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

	At December 31,
	2011			2010
	Allowance for Loan Losses	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)

Residential loans:
One- to four-family	$346	18.97%	38.46%	$233	14.11%	39.25%
Home equity loans and lines of credit	341	18.70	10.51	320	19.38	9.61
Total residential mortgage loans	687	37.67	48.97	553	33.49	48.86

Commercial loans:
One- to four-family investment property	59	3.23	6.64	60	3.63	6.60
Multi-family real estate	98	5.37	8.01	106	6.42	7.84
Commercial real estate	400	21.93	15.60	431	26.12	15.38
Commercial business	234	12.83	6.23	304	18.41	6.93
Total commercial loans	791	43.36	36.48	901	54.58	36.75

Construction loans:
One- to four-family	228	12.50	7.33	93	5.63	9.29
Multi-family	98	5.38	6.55	83	5.03	4.29
Non-residential	11	0.60	0.39	6	0.36	0.41
Total construction loans	337	18.48	14.27	182	11.02	13.99

Consumer	9	0.49	0.28	15	0.91	0.40

Total	$1,824	100.00%	100.00%	$1,651	100.00%	100.00%

Management establishes provisions for loan losses, which are charged to operations, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses quarterly, management analyzes several qualitative loan portfolio risk factors including, but not limited to, charge-off history, changes in management or underwriting policies, current economic conditions, delinquency statistics, geographic and industry concentrations, the adequacy of the underlying collateral, the financial strength of the borrower and results of internal and external loan reviews. During the year ended December 31, 2010, we revised our methodology to identify more categories that have increased risk based on their specific loan type or adverse ratings.  This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

Historically, our loan portfolio has primarily consisted of one- to four-family residential mortgage loans. The composition of our loan portfolio has gradually changed in recent years to include more one- to four-family residential investment properties, multi-family, commercial real estate and commercial business loans. In addition, our current strategic plan calls for increases in these loans. Management’s evaluation of the allowance for loan losses, the composition of the loan portfolio and increased risk associated with multi-family, commercial real estate and commercial business loans (because they present larger non-homogeneous credits and because they may be more sensitive to changes in economic conditions) may result in larger additions to the allowance for loan losses in future periods.

Although we believe that we use the best information available to establish the allowance for loan losses, future additions to the allowance may be necessary, based on estimates that are susceptible to change as a result of changes in economic conditions and other factors. In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, will periodically review our allowance for loan losses. Such agency may require us to recognize adjustments to the allowance, based on its judgments about information available to it at the time of its examination.

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

Federally chartered savings institutions have authority to invest in various types of assets, including government-sponsored enterprise obligations, securities of various federal agencies, residential mortgage-backed securities, certain certificates of deposit of insured financial institutions, overnight and short-term loans to other banks, corporate debt instruments and debt instruments of municipalities.

Our investment portfolio at December 31, 2011, at amortized cost, included $502,000 in government-sponsored enterprise obligations. We also invest in residential mortgage-backed securities, all of which are guaranteed by United States Government agencies and government-sponsored enterprise obligations. At December 31, 2011, the amortized cost of our residential mortgage-backed securities portfolio totaled $5.8 million, or 2.9% of total assets, and included $4.8 million in fixed-rate and $1.0 million in adjustable-rate securities guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. Securities are classified as held-to-maturity or available-for-sale at the date of purchase. At December 31, 2011, we owned $3.1 million in Federal Home Loan Bank of Boston stock. As a member of Federal Home Loan Bank of Boston, we are required to purchase stock in the Federal Home Loan Bank of Boston, an amount of which is based on our level of outstanding advances.

The following table sets forth the amortized cost and fair value of our securities portfolio at the dates indicated.

	At December 31,
	2011		2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities available for sale
Government-sponsored enterprise obligations	$502	$503	$3,006	$2,974
Residential mortgage-backed securities	3,464	3,671	4,028	4,245

Total securities available for sale	$3,966	$4,174	$7,034	$7,219

Securities held to maturity

Residential mortgage-backed securities	$2,322	$2,506	$3,202	$3,398

Portfolio Maturities and Yields.  The composition and maturities of the investment securities portfolio at December 31, 2011 are summarized in the following table. Maturities are based on the final contractual payment dates and do not reflect the impact of prepayments or early redemptions that may occur.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Securities available for sale

Government-sponsored enterprise obligations	$502	1.38%	$—	—%	$—	—%	$—	—%	$502	$503	1.38%
Residential mortgage-backed securities	—	—%	678	4.21%	388	5.27%	2,398	3.94%	3,464	3,671	4.14%

Total securities available for sale	$502	1.38%	$678	4.21%	$388	5.27%	$2,398	3.94%	$3,966	$4,174	3.62%

Securities held to maturity

Residential mortgage-backed securities	$—	—%	$527	4.23%	$62	6.00%	$1,733	3.84%	$2,322	$2,506	3.99%

Sources of Funds

General.  Deposits have traditionally been our primary source of funds for use in lending and investment activities. We also use borrowings, primarily Federal Home Loan Bank of Boston advances and to a lesser extent brokered deposits, to supplement cash flow needs, lengthen the maturities of liabilities for interest rate risk purposes and to manage the cost of funds. In addition, funds are derived from scheduled loan payments, investment maturities, loan prepayments, loan sales, retained earnings and income on earning assets. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition.

Deposits.  Our deposits are generated primarily from residents within our primary deposit market area, as 86.9% of total deposits at December 31, 2011, were from the Essex County market. Our strategic plan includes a greater emphasis on developing commercial business activities, both deposit and lending customer relationships. We offer a selection of deposit accounts, including demand accounts, NOW accounts, money market accounts, savings accounts and certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. We have used brokered deposits in the past and it is anticipated that their future use could increase. As of December 31, 2011, brokered deposits totaled $996,000.

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

The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition. The variety of deposit accounts offered allows us to be competitive in obtaining funds and responding to changes in consumer demand. Based on experience, we believe that our deposits are relatively stable. However, the ability to attract and maintain deposits and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions. At December 31, 2011, $45.4 million, or 30.1% of our deposit accounts were certificates of deposit, of which $27.6 million had maturities of one year or less.

The following table sets forth the distribution of total deposits by account type and related weighted average rates, at the dates indicated.

	At December 31,
	2011			2010
	Balance	Percent	Weighted Average Rate	Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type
Demand deposits	$15,971	10.57%	—%	$15,892	10.49%	—%
On us accounts	1,318	0.87	—%	758	0.50	—%
NOW deposits	17,122	11.33	0.45%	15,148	10.00	0.46%
Money market deposits	59,846	39.61	0.72%	57,438	37.92	0.92%
Regular and other savings	11,390	7.54	0.23%	12,205	8.06	0.20%
Total non-certificate accounts	105,647	69.92	0.51%	101,441	66.97	0.61%

Certificates of deposit	45,438	30.08	1.43%	50,022	33.03	2.18%

Total deposits	$151,085	100.00%	0.78%	$151,463	100.00%	1.13%

The following table sets forth the deposit activities for the periods indicated.

	Year Ended December 31,
	2011	2010
	(In thousands)

Beginning balance	$151,463	$136,630

Net (decrease) increase in deposits before interest credited	(1,864)	12,785
Interest credited	1,486	2,048
Net (decrease) increase in deposits	(378)	14,833
Ending balance	$151,085	$151,463

As of December 31, 2011, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was $21.9 million. The following table indicates the amount of those certificates of deposit as of December 31, 2011 by time remaining until maturity.

At December 31, 2011
(In thousands)

Three months or less	$2,116
Over three months through six months	2,757
Over six months through one year	6,735
Over one year to three years	8,535
Over three years	1,771

Total	$21,914

The following table presents, by rate category, our certificate of deposit accounts as of the dates indicated.

	At December 31,
	2011	2010
	(In thousands)
Interest Rate
Less than 2%	$36,680	$28,134
2.00% - 2.99%	7,458	9,076
3.00% - 3.99%	749	11,942
4.00% - 4.99%	551	536
5.00% - 5.99%	—	334

Total	$45,438	$50,022

The following table sets forth the amount and maturities of certificate of deposits at December 31, 2011.

	December 31,				After December 31,
	2012	2013	2014	2015	2015	Total
	(In thousands)
Interest Rate
Less than 2%	$25,107	$8,706	$2,130	$374	$363	$36,680
2.00% - 2.99%	1,640	571	2,167	413	2,667	7,458
3.00% - 3.99%	557	181	11	—	—	749
4.00% - 4.99%	267	284	—	—	—	551

Total	$27,571	$9,742	$4,308	$787	$3,030	$45,438

Borrowings.  Our borrowings consist primarily of advances from the Federal Home Loan Bank of Boston. As of December 31, 2011, we had Federal Home Loan Bank of Boston advances in the amount of $25.1 million, which represented 14.0% of total liabilities with a weighted average maturity of 2.49 years. We can currently borrow up to approximately $37.3 million from the Federal Home Loan Bank of Boston through our membership.

The following table sets forth information concerning balances and interest rates on our Federal Home Loan Bank of Boston advances at the dates and for the periods indicated.

	At or For the Year Ended December 31,
	2011	2010
	(Dollars in thousands)
Long-Term Borrowings
Balance at end of year	$25,121	$28,182
Average balance during year	25,973	32,884
Maximum outstanding at any month end	28,177	35,735
Weighted average rate at end of year	3.44%	3.62%
Average interest rate during year	3.55%	3.84%

Short-Term Borrowings (1)
Balance at end of year	$—	$3,500
Average balance during year	2,948	6,165
Maximum outstanding at any month end	6,800	12,700
Weighted average rate at end of year	0.00%	0.23%
Average interest rate during year	0.24%	0.28%

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

Subsidiary Activities

Georgetown Securities Corporation is a wholly owned subsidiary of Georgetown Savings Bank established in 1995 as a Massachusetts securities corporation for the purpose of buying, selling and holding securities on its own behalf. The income earned on Georgetown Securities Corporation’s securities is subject to a significantly lower rate of state tax than that assessed on income earned on securities maintained at Georgetown Savings Bank. At December 31, 2011, Georgetown Securities Corporation had total assets of $8.4 million, all of which were in securities and cash to be invested.

Expense and Tax Allocation

Georgetown Savings Bank has entered into an agreement with the Company and Georgetown Bancorp, MHC to provide them with certain administrative support services for compensation not less than the fair market value of the services provided. In addition, Georgetown Savings Bank and the Company have entered into an agreement to establish a method for allocating and for reimbursing the payment of their consolidated tax liability.

Personnel

As of December 31, 2011, we had 42 full-time employees and six part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good working relations with our employees.

FEDERAL AND STATE TAXATION

Federal Taxation

General.  The Company, Georgetown Savings Bank and Georgetown Security Corporation file combined federal tax returns.  In March 2011, Georgetown Bancorp, MHC, the Company, Georgetown Savings Bank and Georgetown Security Corporation changed their tax year from June 30 to December 31.  This change became effective with the December 31, 2010 tax returns. Georgetown Savings Bank’s federal tax returns are not currently under audit, and have not been audited during the past five years.

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

At December 31, 2011, our total federal pre-1988 base year reserve was $723,000. However, under current law, pre-1988 base year reserves remain subject to recapture should Georgetown Savings Bank make certain non-dividend distributions, repurchase any of its stock, pay dividends in excess of tax earnings and profits, or cease to maintain a bank charter.

Alternative Minimum Tax.  The Internal Revenue Code imposes an alternative minimum tax (“AMT”) at a rate of 20% on a base of regular taxable income plus certain tax preferences (“alternative minimum taxable income” or “AMTI”). The AMT is payable to the extent such AMTI is in excess of an exemption amount and the AMT exceeds the regular income tax. Net operating losses can offset no more than 90% of AMTI. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years.

Net Operating Loss Carryovers.  A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2011, Georgetown Savings Bank had no net operating loss carryforwards for federal income tax purposes.

Capital Loss Carryovers.  A financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. At December 31, 2011, Georgetown Savings Bank had no capital loss carryforward for federal income tax purposes.

Corporate Dividends-Received Deduction.  The Company may exclude from its income 100% of dividends received from Georgetown Savings Bank as a member of the same affiliated group of corporations. The corporate dividends-received deduction is 80% in the case of dividends received from corporations in which a corporate recipient owns more than 20% of the stock of a corporation distributing a dividend, and corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct only 70% of dividends received or accrued on their behalf.

State Taxation

For tax years beginning after December 31, 2008, the Company and Georgetown Savings Bank were required to file a combined return pursuant to a Massachusetts law change enacted in July 2008, unless the Company elects security corporation status.

Georgetown Savings Bank files Massachusetts Financial Institution income tax returns and was subject to an annual Massachusetts tax at a rate of 9.5% of its net income for the fiscal period ended December 31, 2011, 10.0% for the fiscal period ended December 31, 2010, and 10.5% for the fiscal periods ended June 30, 2010 and 2009. Massachusetts net income is defined as gross income from all sources without any exclusions, less the following deductions: all deductions (but not credits) which are allowable under the Internal Revenue Code except for those deductions under the Internal Revenue Code relating to (1) dividends received, (2) losses sustained in other taxable years, and (3) income or franchise taxes imposed by any state in the United States or a political subdivision.

The Company is required to file a Massachusetts income tax return and is generally subject to a state income tax rate that is the same rate as the tax rate for financial institutions in Massachusetts.  However, if the Company meets certain requirements, it may be eligible to be taxed as a Massachusetts securities corporation.  Bank holding companies that are so classified are subject to a state tax rate of 0.33% of their gross income.  As of December 31, 2011, the Company has not applied for security corporation status, as there is an immaterial amount of state taxable income.

Georgetown Securities Corporation is taxed as a Massachusetts securities corporation, and is subject to a state tax rate of 1.32% of its gross income.

On July 3, 2008, the financial institution tax rate was lowered from 10.5% to 10.0% for years beginning in 2010, 9.5% for years beginning in 2011, and 9.0% for years beginning in 2012 and thereafter. Therefore, the tax rate used to compute the deferred tax asset was reduced for the fiscal year ended June 30, 2009, which resulted in a reduction in the net deferred tax asset of $15,000.

The state tax returns of Georgetown Bancorp, Inc., Georgetown Savings Bank and Georgetown Securities Corporation are not currently under audit, and have not been audited during the past five years.

SUPERVISION AND REGULATION

General

Georgetown Savings Bank is a federally chartered savings bank that is regulated, examined and supervised by the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation.  This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the Federal Deposit Insurance Corporation’s deposit insurance fund and depositors, and not for the protection of security holders.  Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates.  Georgetown Savings Bank also is regulated to a lesser extent by the Board of Governors of the Federal Reserve System, or Federal Reserve Board, governing reserves to be maintained against deposits and other matters.  The Office of the Comptroller of the Currency examines Georgetown Savings Bank and prepares reports for the consideration of its Board of Directors on any operating deficiencies.  Georgetown Savings Bank’s relationship with its depositors and borrowers also is regulated to a great extent by federal law and, to a much lesser extent, state law, especially in matters concerning the ownership of deposit accounts and the form and content of Georgetown Savings Bank’s loan documents.  Georgetown Savings Bank is also a member of and owns stock in the Federal Home Loan Bank of Boston, which is one of the twelve regional banks in the Federal Home Loan Bank System.

Georgetown Bancorp, MHC and the Company are required to comply with the rules and regulations of the Federal Reserve Board and subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

Set forth below is a brief description of material regulatory requirements that are or will be applicable to Georgetown Savings Bank, the Company and Georgetown Bancorp, MHC.  The description is limited to certain material aspects of the statutes and regulations addressed and is not intended to be a complete description of such statutes and regulations and their effects on Georgetown Savings Bank.

Dodd-Frank Act

The Dodd-Frank Act significantly changed the bank regulatory structure and will affect the lending, investment, trading and operating activities of depository institutions and their holding companies.  The Dodd-Frank Act eliminated our primary federal regulator, the Office of Thrift Supervision, as of July 21, 2011, and required Georgetown Savings Bank to be supervised and examined by the Office of the Comptroller of the Currency, the primary federal regulator for national banks.  On the same date, the Federal Reserve Board assumed regulatory jurisdiction over savings and loan holding companies, in addition to its role of supervising bank holding companies.

The Dodd-Frank Act also created a new Consumer Financial Protection Bureau with expansive powers to supervise and enforce consumer protection laws.  The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices.  The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets.  Banks and savings institutions with $10 billion or less in assets, such as Georgetown Savings Bank, will continue to be examined by their applicable federal bank regulators.  The legislation gives state attorneys general the ability to enforce applicable federal consumer protection laws.

As a result of the Dodd-Frank Act, Georgetown Bancorp, MHC will require the approval of the Federal Reserve Board before it may waive the receipt of any dividends from the Company and there is no assurance that the Federal Reserve Board will approve future dividend waivers or what conditions it may impose on such waivers.

The Dodd-Frank Act also broadened the base for Federal Deposit Insurance Corporation assessments for deposit insurance, permanently increased the maximum amount of deposit insurance to $250,000 per depositor and provided non-interest bearing transaction accounts with unlimited deposit insurance through December 31, 2012.  The legislation also, among other things, requires originators of certain securitized loans to retain a portion of the credit risk, stipulates regulatory rate-setting for certain debit card interchange fees, repealed restrictions on the payment of interest on commercial demand deposits and contains a number of reforms related to mortgage originations.  The Dodd-Frank Act increased shareholder influence over boards of directors by requiring companies to give shareholders a non-binding vote on executive compensation and so-called “golden parachute” payments.  The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to company executives, regardless of whether the company is publicly traded or not.

Many of the provisions of the Dodd-Frank Act are subject to delayed effective dates and/or require the issuance of implementing regulations.  Their impact on operations cannot yet fully be assessed.  However, there is a significant possibility that the Dodd-Frank Act will, in the long run, increase regulatory burden, compliance costs and interest expense for Georgetown Savings Bank, the Company and Georgetown Bancorp, MHC.

Business Activities

A federal savings bank derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and the regulations of the Office of the Comptroller of the Currency.  Under these laws and regulations, Georgetown Savings Bank may originate mortgage loans secured by residential and commercial real estate, commercial business loans and consumer loans, and it may invest in certain types of debt securities and certain other assets.  Certain types of lending, such as commercial and consumer loans, are subject to aggregate limits calculated as a specified percentage of Georgetown Savings Bank’s capital or assets.  Georgetown Savings Bank also may establish subsidiaries that may engage in a variety of activities, including some that are not otherwise permissible for Georgetown Savings Bank, including real estate investment and securities and insurance brokerage.

The Dodd-Frank Act removed federal statutory restrictions on the payment of interest on commercial demand deposit accounts, effective July 21, 2011.

Loans-to-One-Borrower

We generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of our unimpaired capital and unimpaired surplus.  An additional amount may be lent, equal to 10% of unimpaired capital and unimpaired surplus, if the loan is secured by readily marketable collateral, which is defined to include certain financial instruments and bullion, but generally does not include real estate.  As of December 31, 2011, we were in compliance with our loans-to-one-borrower limitations.

Qualified Thrift Lender Test

We are required to satisfy a qualified thrift lender (“QTL”) test, under which we either must qualify as a “domestic building and loan” association as defined by the Internal Revenue Code or maintain at least 65% of our “portfolio assets” in “qualified thrift investments.”  “Qualified thrift investments” consist primarily of residential mortgages and related investments, including mortgage-backed and related securities.  “Portfolio assets” generally means total assets less specified liquid assets up to 20% of total assets, goodwill and other intangible assets and the value of property used to conduct business.  A savings institution that fails the qualified thrift lender test must operate under specified restrictions.  The Dodd-Frank Act made noncompliance with the QTL test also subject to agency enforcement action for a violation of law.  As of December 31, 2011, we maintained 82.8% of our portfolio assets in qualified thrift investments and, therefore, we met the qualified thrift lender test.

Standards for Safety and Soundness

Federal law requires each federal banking agency to prescribe for insured depository institutions under its jurisdiction standards relating to, among other things, internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, employee compensation, and other operational and managerial standards as the agency deems appropriate.  The federal banking agencies adopted Interagency Guidelines Prescribing Standards for Safety and Soundness to implement the safety and soundness standards required under federal law.  The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired.  If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard.  If an institution fails to submit or implement an acceptable plan, the appropriate federal banking agency may issue an enforceable order requiring correction of the deficiencies.

Capital Requirements

Federal regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS rating system) and an 8% risk-based capital ratio.  In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS financial institution rating system) and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard.  Federal regulations also require that in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

The risk-based capital standard for savings institutions requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by capital regulations based on the risks believed inherent in the type of asset. Core capital is defined as common shareholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets, and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.  Additionally, a savings institution that retains credit risk in connection with an asset sale may be required to maintain additional regulatory capital because of the recourse back to the savings bank.  In assessing an institution’s capital adequacy, the Office of the Comptroller of the Currency takes into consideration not only these numeric factors but also qualitative factors as well, and has the authority to establish higher capital requirements for individual associations where necessary.

At December 31, 2011, Georgetown Savings Bank met each of its capital requirements.

Prompt Corrective Regulatory Action

Under federal Prompt Corrective Action statute, the Office of the Comptroller of the Currency is required to take supervisory actions against undercapitalized savings institutions under its jurisdiction, the severity of which depends upon the institution’s level of capital.  A savings institution that has total risk-based capital of less than 8% or a leverage ratio or a Tier 1 risk-based capital ratio that generally is less than 4% is considered to be undercapitalized.  A savings institution that has total risk-based capital less than 6%, a Tier 1 core risk-based capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized.”  A savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.”

Generally, the Office of the Comptroller of the Currency is required to appoint a receiver or conservator for a savings institution that is “critically undercapitalized” within specific time frames.  The regulations also provide that a capital restoration plan must be filed with the Office of the Comptroller of the Currency within 45 days of the date a savings institution receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.”  Any holding company for the savings institution required to submit a capital restoration plan must guarantee the lesser of an amount equal to 5% of the savings institution’s assets at the time it was notified or deemed to be undercapitalized by the Office of the Comptroller of the Currency, or the amount necessary to restore the savings institution to adequately capitalized status.  This guarantee remains in place until the Office of the Comptroller of the Currency notifies the savings institution that it has maintained adequately capitalized status for each of four consecutive calendar quarters, and the Office of the Comptroller of the Currency has the authority to require payment and collect payment under the guarantee.  Various restrictions, such as on capital distributions and growth, also apply to “undercapitalized” institutions.  The Office of the Comptroller of the Currency may also take any one of a number of discretionary supervisory actions against undercapitalized institutions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

Capital Distributions

Federal regulations restrict capital distributions by savings institutions, which include cash dividends, stock repurchases and other transactions charged to the capital account of a savings institution.  A federal savings institution must file an application with the Office of the Comptroller of the Currency for approval of the capital distribution if:

•                                          the total capital distributions for the applicable calendar year exceeds the sum of the institution’s net income for that year to date plus the institution’s retained net income for the preceding two years that is still available for dividend;

•                                          the institution would not be at least adequately capitalized following the distribution;

•                                          the distribution would violate any applicable statute, regulation, agreement or written regulatory condition; or

•                                          the institution is not eligible for expedited review of its filings (i.e., generally, institutions that do not have safety and soundness, compliance and Community Reinvestment Act ratings in the top two categories or fail a capital requirement).

A savings institutions that is a subsidiary of a holding company, which is the case with Georgetown Savings Bank, must file a notice with the Federal Reserve Board at least 30 days before the board of directors declares a dividend or approves a capital distribution.

Applications or notices may be denied if the institution will be undercapitalized after the dividend, the proposed dividend raises safety and soundness concerns or the proposed dividend would violate a law, regulation enforcement order or regulatory condition.

In the event that a savings institution’s capital falls below its regulatory requirements or it is notified by the regulatory agency that it is in need of more than normal supervision, its ability to make capital distributions would be restricted.  In addition, any proposed capital distribution could be prohibited if the regulatory agency determines that the distribution would constitute an unsafe or unsound practice.

Transactions with Related Parties

A savings institution’s authority to engage in transactions with related parties or “affiliates” is limited by Sections 23A and 23B of the Federal Reserve Act and its implementing regulation, Federal Reserve Board Regulation W.  The term “affiliate” generally means any company that controls or is under common control with an institution, including the Company and its non-savings institution subsidiaries.  Applicable law limits the aggregate amount of “covered” transactions with any individual affiliate, including loans to the affiliate, to 10% of the capital and surplus of the savings institution.  The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution’s capital and surplus.  Certain covered transactions with affiliates, such as loans to or guarantees issued on behalf of affiliates, are required to be secured by specified amounts of collateral.  Purchasing low quality assets from affiliates is generally prohibited.  Regulation W also provides that transactions with affiliates, including covered transactions, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies.  In addition, savings institutions are prohibited by law from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

Our authority to extend credit to executive officers, directors and 10% or greater shareholders (“insiders”), as well as entities controlled by these persons, is governed by Sections 22(g) and 22(h) of the Federal Reserve Act and its implementing regulation, Federal Reserve Board Regulation O.  Among other things, loans to insiders must be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment.  There is an exception for bank-wide lending programs that do not discriminate in favor of insiders.  Regulation O also places individual and aggregate limits on the amount of loans that may be made to insiders based, in part, on the institution’s capital position, and requires that certain prior board approval procedures be followed.  Extensions of credit to executive officers are subject to additional restrictions on the types and amounts of loans that may be made.  At December 31, 2011, we were in compliance with these regulations.

Enforcement

The Office of the Comptroller of the Currency has primary enforcement responsibility over federal savings institutions, including the authority to bring enforcement action against “institution-related parties,” including officers, directors, certain shareholders, and attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution.  Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institution, receivership, conservatorship or the termination of deposit insurance.  Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1.0 million per day.

Deposit Insurance

Georgetown Savings Bank is a member of the Deposit Insurance Fund, which is administered by the Federal Deposit Insurance Corporation.  Deposit accounts in Georgetown Savings Bank are insured up to a maximum of $250,000 for each separately insured depositor. In addition, certain non-interest-bearing transaction accounts are fully insured, regardless of the dollar amount, until December 31, 2012.

The Federal Deposit Insurance Corporation imposes an assessment for deposit insurance on all depository institutions.  Under the Federal Deposit Insurance Corporation’s risk-based assessment system, insured institutions are assigned to risk categories based on supervisory evaluations, regulatory capital levels and certain other factors.  An institution’s assessment rate depends upon the category to which it is assigned and certain adjustments specified by Federal Deposit Insurance Corporation regulations, with less risky institutions paying lower rates.  Assessment rates (inclusive of possible adjustments) currently range from 2 ½ to 45 basis points of each institution’s total assets less tangible capital.  The Federal Deposit Insurance Corporation may increase or decrease the scale uniformly, except that no adjustment can deviate more than two basis points from the base scale without notice and comment rulemaking.  The Federal Deposit Insurance Corporation’s current system represents a change, required by the Dodd-Frank Act, from its prior practice of basing the assessment on an institution’s volume of deposits.

In addition to the Federal Deposit Insurance Corporation assessments, the Financing Corporation is authorized to impose and collect, through the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the Financing Corporation in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation.  The bonds issued by the Financing Corporation are due to mature in 2017 through 2019.  For the quarter ended December 31, 2011, the annualized Financing Corporation assessment was equal to 0.68 basis points of total assets less tangible capital.

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits.  The Federal Deposit Insurance Corporation must seek to achieve the 1.35% ratio by September 30, 2020.  Insured institutions with assets of $10 billion or more are supposed to fund the increase.  The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the Federal Deposit Insurance Corporation and the Federal Deposit Insurance Corporation has exercised that discretion by establishing a long-term fund ratio of 2%.

The Federal Deposit Insurance Corporation has authority to increase insurance assessments.  Any significant increases would have an adverse effect on the operating expenses and results of operations of Georgetown Savings Bank.  Management cannot predict what assessment rates will be in the future.

Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.  Management of Georgetown Savings Bank does not know of any practice, condition or violation that may lead to termination of our deposit insurance.

Federal Home Loan Bank System

Georgetown Savings Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks.  The Federal Home Loan Bank System provides a central credit facility primarily for member institutions.  As a member of the Federal Home Loan Bank of Boston, we are required to acquire and hold a specified amount of shares of capital stock in Federal Home Loan Bank.

Community Reinvestment Act and Fair Lending Laws

Savings institutions have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate-income neighborhoods.  An institution’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in regulatory restrictions on certain activities such as branching and acquisitions.  Georgetown Savings Bank received a “Satisfactory” Community Reinvestment Act rating in its most recent examination.

Other Regulations

Interest and other charges collected or contracted for by Georgetown Savings Bank are subject to state usury laws and federal laws concerning interest rates.  Georgetown Savings Bank’s operations are also subject to federal laws applicable to credit transactions, such as the:

•                                          Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•                                          Real Estate Settlement Procedures Act, requiring that borrowers for mortgage loans for one- to four-family residential real estate receive various disclosures, including good faith estimates of settlement costs, lender servicing and escrow account practices, and prohibiting certain practices that increase the cost of settlement services;

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

The operations of Georgetown Savings Bank also are subject to the:

•                                          Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•                                          Electronic Funds Transfer Act, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

•                                          Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;

•                                          The USA PATRIOT Act, which requires banks and savings institutions to, among other things, establish broadened anti-money laundering compliance programs and due diligence policies and controls to ensure the detection and reporting of money laundering.  Such required compliance programs are intended to supplement pre-existing compliance requirements that apply to financial institutions under the Bank Secrecy Act and the Office of Foreign Assets Control regulations; and

•                                          The Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties and requires all financial institutions offering products or services to retail customers to provide such customers with the financial institution’s privacy policy and allow such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties.

Holding Company Regulation

General. Georgetown Bancorp, MHC and the Company are non-diversified savings and loan holding  companies within the meaning of the Home Owners’ Loan Act. As such, Georgetown Bancorp, MHC and the  Company are registered with the Board of Governors of the Federal Reserve System and subject to the Board of  Governors of the Federal Reserve System regulations, examinations, supervision and reporting requirements. In  addition, the Board of Governors of the Federal Reserve System has enforcement authority over the Company and  Georgetown Bancorp, MHC, and their subsidiaries. Among other things, this authority permits the Board of  Governors of the Federal Reserve System to restrict or prohibit activities that are determined to be a serious risk to  the subsidiary savings institution. As federal corporations, the Company and Georgetown Bancorp, MHC are  generally not subject to state business organization laws.

The Dodd-Frank Act extends the “source of strength” doctrine to savings and loan holding companies. The  regulatory agencies must promulgate regulations implementing the “source of strength” policy that requires holding  companies act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and  other support in times of financial stress.

The Federal Reserve Board has issued a policy statement regarding the payment of dividends and the  repurchase of shares of common stock by bank holding companies that it has made applicable to savings and loan  holding companies as well. In general, the policy provides that dividends should be paid only out of current  earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the  organization’s capital needs, asset quality and overall financial condition. Regulatory guidance provides for prior  regulatory review of capital distributions in certain circumstances such as where the company’s net income for the  past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the  company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial  condition. The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes  undercapitalized. The policy statement also provides for regulatory review prior to a holding company redeeming or  repurchasing regulatory capital instruments when the holding company is experiencing financial weaknesses or  redeeming or repurchasing common stock or perpetual preferred stock that would result in a net reduction as of the  end of a quarter in the amount of such equity instruments outstanding compared with the beginning of the quarter in  which the redemption or repurchase occurred. These regulatory policies could affect the ability of the Company to  pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.

Permitted Activities. Pursuant to Section 10(o) of the Home Owners’ Loan Act and the Board of  Governors of the Federal Reserve System regulations and policy, a mutual holding company and a federally  chartered mid-tier holding company such as the Company may engage in the following activities: (1) investing in  the stock of a savings bank; (2) acquiring a mutual association through the merger of such association into a savings  bank subsidiary of such holding company or an interim savings bank subsidiary of such holding company;  (3) merging with or acquiring another holding company, one of whose subsidiaries is a savings bank; (4) investing  in a corporation, the capital stock of which is available for purchase by a savings bank under federal law or under  the law of any state where the subsidiary savings bank or association share their home offices; (5) furnishing or  performing management services for a savings bank subsidiary of such company; (6) holding, managing or  liquidating assets owned or acquired from a savings subsidiary of such company; (7) holding or managing properties  used or occupied by a savings bank subsidiary of such company; (8) acting as trustee under deeds of trust; (9) any  other activity (A) that the Federal Reserve Board, by regulation, has determined to be permissible for bank holding  companies under Section 4(c) of the Bank Holding Company Act of 1956, unless the Director, by regulation,  prohibits or limits any such activity for savings and loan holding companies; or (B) in which multiple savings and  loan holding companies were authorized (by regulation) to directly engage on March 5, 1987; (10) any activity  permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act, including  securities and insurance underwriting; and (11) purchasing, holding, or disposing of stock acquired in connection  with a qualified stock issuance if the purchase of such stock by such savings and loan holding company is approved  by the Board of Governors of the Federal Reserve System. If a mutual holding company acquires or merges with  another holding company, the holding company acquired or the holding company resulting from such merger or  acquisition may only invest in assets and engage in activities listed in (1) through (11) above, and has a period of  two years to cease any nonconforming activities and divest any nonconforming investments.

The Home Owners’ Loan Act prohibits a savings and loan holding company, including the Company and  Georgetown Bancorp, MHC, directly or indirectly, or through one or more subsidiaries, from acquiring more than  5% of another savings institution or holding company thereof, without prior written approval of the Board of  Governors of the Federal Reserve System. It also prohibits the acquisition or retention of, with certain exceptions,  more than 5% of a non-subsidiary company engaged in activities other than those permitted by the Home Owners’  Loan Act, or acquiring or retaining control of an institution that is not federally insured. In evaluating applications  by holding companies to acquire savings institutions, the Board of Governors of the Federal Reserve System must  consider the financial and managerial resources, future prospects of the company and institution involved, the effect  of the acquisition on the risk to the federal deposit insurance fund, the convenience and needs of the community and  competitive factors.

The Board of Governors of the Federal Reserve System is prohibited from approving any acquisition that  would result in a multiple savings and loan holding company controlling savings institutions in more than one state,  subject to two exceptions: (1) the approval of interstate supervisory acquisitions by savings and loan holding  companies; and (2) the acquisition of a savings institution in another state if the laws of the state of the target  savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate  savings and loan holding company acquisitions.

Waivers of Dividends by Georgetown Bancorp, MHC. If the Company pays dividends on its common  stock to public shareholders, it is also required to pay dividends to Georgetown Bancorp, MHC, unless Georgetown  Bancorp, MHC elects to waive the receipt of dividends. Under the Dodd-Frank Act, Georgetown Bancorp, MHC  must receive the non-objection of the Federal Reserve Board before it may waive the receipt of any dividends from  the Company, and there is no assurance that the Federal Reserve Board would approve future dividend waivers. In  addition, any dividends waived by Georgetown Bancorp, MHC must be considered in determining an appropriate  exchange ratio in the event of a conversion of Georgetown Bancorp, MHC to stock form.

Federal Securities Laws

The Company’s common stock is registered with the Securities and Exchange Commission (the “SEC”)  under the Securities Exchange Act of 1934. The Company is subject to the information, proxy solicitation, insider  trading restrictions and other requirements under the Securities Exchange Act of 1934.

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

ITEM 1A.                   Risk Factors

Historically low interest rates may adversely affect our net interest income and profitability.

In recent years it has been the policy of the Board of Governors of the Federal Reserve System to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities.  As a result, interest rates on the loans we have originated and the yields on securities we have purchased have been at historically low levels.  As a general matter, our interest-bearing liabilities reprice or mature more quickly than our interest-earning assets, which has resulted in increases in net interest income in the short term.  However, our ability to lower our interest expense is limited at these interest rate levels while the average yield on our interest-earning assets may continue to decrease.  The Board of Governors of the Federal Reserve System has indicated its intention to maintain low interest rates in the near future.  Accordingly, our net interest income (the difference between interest income earned on assets and interest expense paid on liabilities) may decrease, which may have an adverse affect on our profitability.  For information with respect to changes in interest rates, see “—Changes in interest rates could adversely affect our results of operations and financial condition.”

Our emphasis on commercial lending may expose us to increased lending risks, which could hurt our profits.

We originate commercial business loans, commercial real estate loans and residential investment property loans generally within our primary lending market area.  These loans, which totaled $59.4 million, or 36.5% of our loan portfolio at December 31, 2011, generally have a higher risk of loss compared to our one- to four-family residential real estate loans.  Commercial business loans and commercial real estate loans may expose us to greater credit risk than our loans secured by residential real estate because the collateral securing these loans may not be sold as easily as residential real estate.  In addition, commercial business loans and commercial real estate loans may also involve relatively large loan balances to individual borrowers or groups of borrowers.  These loans also have greater credit risk than residential real estate for the following reasons:

•                                          commercial business loans - repayment is generally dependent upon the successful operation of the borrower’s business.

•                                          commercial real estate loans - repayment is dependent on income being generated in amounts sufficient to cover operating expenses and debt service.

•                                          residential investment property loans (one- to four-family and multi-family) – repayment is dependent on income being generated in amounts sufficient to cover property maintenance and debt service.

In addition, if loans that are collateralized by real estate become troubled and the value of the real estate has been significantly impaired, then we may not be able to recover the full contractual amount of principal and interest that we anticipated at the time we originated the loan, which could cause us to increase our provision for loan losses and adversely affect our operating results and financial condition.  Also, the collateral underlying commercial business loans may fluctuate in value.  Some of our commercial business loans are collateralized by equipment, inventory, accounts receivable or other business assets, and the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use.

Our construction lending may expose us to increased lending risks, which could hurt our profits.

At December 31, 2011, we had $23.2 million of construction loans, representing 14.3% of our total loan portfolio at that date.  These loans generally have a higher risk of loss compared to our one- to four-family residential real estate loans.  Construction lending involves additional risks because of the inherent difficulty in estimating a property’s value both before and at completion of the project.  Construction costs may exceed original estimates as a result of increased materials, labor or other costs.  In addition, because of current uncertainties in the residential and commercial real estate markets, property values have become more difficult to determine than they have been historically.  Repayment of construction loans often depends on the ability of the borrower to sell or lease the property.  These loans also require ongoing monitoring.

Our level of non-performing loans increased to $3.1 million, or 1.92% of total loans at December 31, 2011 from $253,000, or 0.14% of total loans at December 31, 2010, primarily due to three construction loans with aggregate principal balances of $2.4 million and three residential mortgage loans with aggregate principal balances of $696,000 categorized as non-performing at December 31, 2011.  Such continued increases could result in charge-offs or provisions for loan losses that are higher than our historical levels.  See “—If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease.”

A significant portion of our loan portfolio consists of recently originated loans.

Our commercial loan portfolio (including commercial and multi-family real estate loans, residential investment property loans, and business loans and construction loans) has grown to $82.6 million at December 31, 2011 from $24.0 million at June 30, 2006.  It is difficult to assess the future performance of these recently originated loans.  As a result, these loans may have delinquency or charge-off levels above our historical experience, which could adversely affect our future performance.

Our business may be adversely affected by continued weak conditions in the financial markets and economic conditions generally and locally.

Recent economic conditions have resulted in continued uncertainty in the financial markets and continued expectations of weak general economic conditions.  The resulting economic pressure on consumers and businesses has adversely affected our business, financial condition and results of operations.  The credit quality of loan and investment securities portfolios has deteriorated at many financial institutions and the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline.  Financial companies’ stock prices have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets.  A continuation or worsening of these conditions could result in reduced loan demand and further increases in loan delinquencies, loan losses, loan loss provisions, costs associated with monitoring delinquent loans and disposing of foreclosed property, and otherwise negatively affect our operations, financial condition and earnings.  Further, a decline in the stock market in general, or for stocks of financial institutions and their holding companies, could affect our stock performance.

Our local economy may affect our future growth possibilities and operations in our primary market area.  Our future growth opportunities depend on the growth and stability of our regional economy and our ability to expand our market area.  In addition, nearly all of our loans are to customers in the Commonwealth of Massachusetts, and particularly Essex County.  A continued downturn in our local economy may limit funds available for deposit and may negatively affect our borrowers’ ability to repay their loans on a timely basis, both of which could have an impact on our profitability.  Also, a decline in real estate valuations in this market would lower the value of the collateral securing our loans.

Income from secondary mortgage market operations is volatile, and we may incur losses or charges with respect to our secondary mortgage market operations which would negatively affect our earnings.

We generally sell in the secondary market the longer term fixed-rate residential mortgage loans that we originate, earning non-interest income in the form of gains on sale. When interest rates rise, the demand for mortgage loans tends to fall and may reduce the number of loans available for sale. In addition to interest rate levels, weak or deteriorating economic conditions also tend to reduce loan demand. Although we sell loans in the secondary market without recourse, we are required to give customary representations and warranties to the buyers. If we breach those representations and warranties, the buyers can require us to repurchase the loans and we may incur a loss on the repurchase. Because we generally retain the servicing rights on the loans we sell in the secondary market, we are required to record a mortgage servicing right asset, which we test quarterly for impairment. The value of mortgage servicing rights tend to increase with rising interest rates and to decrease with falling interest rates. If we are required to take an impairment charge, that would hurt our earnings.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease. Our loan customers may not repay their loans according to their terms and the collateral securing the payment of these loans may be insufficient to pay any remaining loan balance. We therefore may experience significant loan losses, which could have a material adverse effect on our operating results.  At December 31, 2011, our allowance for loan losses totaled $1.8 million, or 1.12% of total loans and 58.22% of non-performing loans at that date.

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

The Standard & Poor’s downgrade in the U.S. Government’s sovereign credit rating, and in the credit ratings of instruments issued, insured or guaranteed by certain related institutions, agencies and instrumentalities, could result in risks to us and general economic conditions that we are not able to predict.

On August 5, 2011, Standard & Poor’s downgraded the United States’ long-term debt rating from its AAA rating to AA+.   On August 8, 2011, Standard & Poor’s downgraded the credit ratings of certain long-term debt instruments issued by Fannie Mae and Freddie Mac and other U.S. government agencies linked to long-term U.S. debt.  Instruments of this nature are key assets on the balance sheets of financial institutions, including Georgetown Savings Bank.  These downgrades could adversely affect the market value of such instruments, and could adversely impact our ability to obtain funding that is collateralized by affected instruments, as well as affecting the pricing of that funding when it is available.  We cannot predict if, when or how these changes to the credit ratings will affect economic conditions.  However, these ratings downgrades could result in a significant adverse impact to us, and could exacerbate the other risks to which we are subject, including those described in this annual report.

Changes in interest rates could adversely affect our results of operations and financial condition.

Our profitability depends substantially on our net interest income, which is the difference between the interest income earned on our interest-earning assets and the interest expense paid on our interest-bearing liabilities. Increases in interest rates may decrease loan demand (which would also decrease our ability to generate non-interest income through the sale of loans into the secondary market and related fees for continuing to service those sold loans) and make it more difficult for borrowers to repay adjustable-rate loans. In addition, as market interest rates rise, we will have competitive pressures to increase the rates we pay on deposits.  Because an increase in rates we pay on deposits would be expected to be faster than an increase in the yields we earn on our interest-earning assets, such an increase would be expected to result in a decrease of our net interest income.

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

Georgetown Savings Bank is subject to extensive regulation, supervision and examination by the Office of the Comptroller of the Currency, as its chartering authority, and by the Federal Deposit Insurance Corporation as the insurer of its deposits up to certain limits. In addition, the Board of Governors of the Federal Reserve System will regulate and oversee Georgetown Bancorp, Inc. We also belong to the Federal Home Loan Bank system and, as a member of such system, we are subject to certain limited regulations promulgated by the Federal Home Loan Bank of Boston.  This regulation and supervision limits the activities in which we may engage. The purpose of regulation and supervision is primarily to protect our depositors and borrowers and, in the case of Federal Deposit Insurance Corporation regulation, the Federal Deposit Insurance Corporation’s insurance fund.  Regulatory authorities have extensive discretion in the exercise of their supervisory and enforcement powers. They may, among other things, impose restrictions on the operation of a banking institution, the classification of assets by such institution and such institution’s allowance for loan losses.  Regulatory and law enforcement authorities also have wide discretion and extensive enforcement powers under various consumer protection and civil rights laws, including the Truth-in-Lending Act, the Equal Credit Opportunity Act, the Fair Housing Act, and the Real Estate Settlement Procedures Act.  Any change in the laws or regulations applicable to us, or in banking regulators’ supervisory policies or examination procedures, whether by the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, other state or federal regulators, or the U.S. Congress could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Government responses to economic conditions may adversely affect our operations, financial condition and earnings.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), among other things, has and will change the bank regulatory framework, created an independent Consumer Financial Protection Bureau that has assumed the consumer protection responsibilities of the various federal banking agencies, and established more stringent capital standards for banks and bank holding companies.  The legislation will also result in new regulations affecting the lending, funding, trading and investment activities of banks and bank holding companies.   The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as Georgetown Savings Bank, including the authority to prohibit “unfair, deceptive or abusive” acts and practices.  Banks and savings institutions with $10.0 billion or less in assets will continue to be examined by their applicable bank regulators.  The new legislation also weakens the federal preemption available for national banks and federal savings associations, and gives state attorneys general the ability to enforce applicable federal consumer protection laws.  The Dodd-Frank Act also requires the federal banking agencies to promulgate rules requiring mortgage lenders to retain a portion of the credit risk related to sold loans.  Such rules would be expected to reduce our ability to sell loans into the secondary market.  Bank regulatory agencies also have been responding aggressively to concerns and adverse trends identified in examinations.  Ongoing uncertainty and adverse developments in the financial services industry and the domestic and international credit markets, and the effect of new legislation and regulatory actions in response to these conditions, may adversely affect our operations by restricting our business activities, including our ability to originate or sell loans, modify loan terms, or foreclose on property securing loans.  These measures are likely to increase our costs of doing business and increase our costs related to regulatory compliance, and may have a significant adverse effect on our lending activities, financial performance and operating flexibility.  In addition, these risks could affect the performance and value of our loan and investment securities portfolios, which also would negatively affect our financial performance.

Furthermore, the Board of Governors of the Federal Reserve System, in an attempt to help the overall economy, has, among other things, kept interest rates low through its targeted federal funds rate and the purchase of mortgage-backed securities.  If the Board of Governors of the Federal Reserve System increases the federal funds rate, overall interest rates will likely rise, which may negatively affect the housing markets and the U.S. economic recovery.  In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of underlying collateral securing loans, which could negatively affect our financial performance.

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

If our investment in the Federal Home Loan Bank of Boston is classified as other-than-temporarily impaired, our earnings and/or stockholders’ equity could decrease and our liquidity position could be negatively impacted.

We own common stock of the Federal Home Loan Bank of Boston. We are required to hold this stock in order to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the Federal Home Loan Bank of Boston’s advance program. The aggregate cost of our Federal Home Loan Bank of Boston common stock as of December 31, 2011 was $3.1 million based on its par value. There is no market for our Federal Home Loan Bank of Boston common stock.

Published reports indicate that several banks in the Federal Home Loan Bank System may be subject to asset quality and other risks that could adversely affect its regulatory capital level. In an extreme situation, it is possible that the capital of the Federal Home Loan Bank of Boston could be substantially diminished or reduced to zero. Consequently, we believe that there may be a risk that our investment in Federal Home Loan Bank of Boston common stock could be deemed other-than-temporarily impaired at some time in the future and if this occurs, it would cause our earnings and shareholders’ equity to decrease by the after-tax amount of the impairment charge.  Furthermore, a reduction in capital of the Federal Home Loan Bank of Boston would have a significant adverse impact on our liquidity as we have relied on borrowings from the Federal Home Loan Bank of Boston to fund a portion of our operations and as a source of liquidity.

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

Risks associated with system failures, interruptions, or breaches of security could negatively affect our earnings.

Information technology systems are critical to our business. We use various technology systems to manage our customer relationships, general ledger, securities, deposits, and loans. We have established policies and procedures to prevent or limit the impact of system failures, interruptions, and security breaches, but such events may still occur and may not be adequately addressed if they do occur. In addition any compromise of our systems could deter customers from using our products and services. Although we rely on security systems to provide security and authentication necessary to effect the secure transmission of data, these precautions may not protect our systems from compromises or breaches of security.

In addition, we outsource a majority of our data processing to certain third-party providers. If these third-party providers encounter difficulties, or if we have difficulty communicating with them, our ability to adequately process and account for transactions could be affected, and our business operations could be adversely affected. Threats to information security also exist in the processing of customer information through various other vendors and their personnel.

The occurrence of any system failures, interruption, or breach of security could damage our reputation and result in a loss of customers and business thereby subjecting us to additional regulatory scrutiny, or could expose us to litigation and possible financial liability. Any of these events could have a material adverse effect on our financial condition and results of operations.

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

Under the Dodd-Frank Act, Georgetown Bancorp, MHC must receive the non-objection of the Federal Reserve Board before it may waive the receipt of any dividends from the Company, and there is no assurance that the Federal Reserve Board would approve future dividend waivers. In addition, any dividends waived by Georgetown Bancorp, MHC must be considered in determining an appropriate exchange ratio in the event of a conversion of Georgetown Bancorp, MHC to stock form.

Our Ability to Pay Dividends Is Substantially Dependent on Capital Distributions from Georgetown Savings Bank and These Distributions Are Subject to Regulatory Limits and Other Restrictions.

We may not be able to pay dividends in the future.  We are dependent primarily upon the Bank for our earnings and funds to pay dividends on our common stock.  The payment of dividends also is subject to legal and regulatory restrictions. Any payment of dividends in the future will depend, in large part, on the Bank’s earnings, capital requirements, financial condition and other factors considered relevant by our Board of Directors.

ITEM 1B                Unresolved Staff Comments

None.

ITEM 2.                  Properties

The net book value of our premises, land and equipment was $3.9 million at December 31, 2011. The following table provides certain information with respect to our properties as of December 31, 2011.

Location	Owned or Leased	Year Acquired or Leased		Square Footage	Net Book Value of Real Property
					(In thousands)

Main Office:
2 East Main Street	Own	2003	(1)	14,400	$2,824
Georgetown, MA 01833

Branch Office:
303 Haverhill Street	Leased (2)	1999		3,500	$463
Rowley, MA 01969

Branch Office:
75 Turnpike Street/Route 114	Leased (3)	2005		2,437	$232
North Andover, MA 01845

Other Property (4):
8 Prospect Street	Own	1997		1,000	$91
Georgetown, MA 01833

(1)          In 2003, we constructed a new main office upon this property, which we have owned since 1985.

(2)          We own the building but lease the land.  The lease has a term of 40 years with an option to renew for an additional 10 years.

(3)          We are leasing the office space. The lease has a term of 10 years with an option to renew for an additional 10 years.

(4)          This property, which was acquired in foreclosure, is currently being used as a mortgage banking office.

ITEM 3.                  Legal Proceedings

From time to time, we are involved as plaintiff or defendant in various legal proceedings arising in the ordinary course of business. At December 31, 2011, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 4.                  Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.                                                  Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Securities

(a)                                  Our common stock is traded on the OTC Electronic Bulletin Board under the symbol “GTWN”.  Georgetown Bancorp, MHC owns 1,527,487 shares, or 56.7% of our outstanding common stock. The approximate number of holders of record of the Company’s common stock as of March 26, 2012 was 297. Certain shares of the Company are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

The following table presents quarterly market information for the Company’s common stock during the periods indicated. The following information was based on data received from the OTC Bulletin Board and represents the actual high and low sales prices for the periods indicated.

	Price Per Share		Dividends
	High	Low	Declared
2011
Fourth quarter	$7.25	$5.06	$—
Third quarter	$7.95	$6.40	$—
Second quarter	$8.00	$6.11	$—
First quarter	$8.00	$5.67	$—

2010
Fourth quarter	$5.75	$4.80	$—
Third quarter	$5.25	$4.70	$—
Second quarter	$5.25	$4.75	$—
First quarter	$5.25	$4.60	$—

Dividend payments by the Company are dependent primarily on dividends it receives from the Bank, because the Company has no source of funding other than dividends from the Bank, interest payments with respect to the Company’s loan to the Employee Stock Ownership Plan and any cash balances available at the Company

Equity Compensation Plans. Other than our employee stock ownership plan, we do not have any equity compensation plans that were not approved by stockholders. The following table sets forth information with respect to the Company’s equity compensation plans at December 31, 2011.

	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column A)

Georgetown Bancorp, Inc. 2009 Equity Incentive Plan (approved by stockholders)	41,498	$6.80	177,746

Equity compensation plans not approved by stockholders	—	—	—

Total	41,498	$6.80	177,746

(1) Reflects weighted average exercise price of stock options only.

The Company has sold no securities within the past three years that were not registered under the Securities Act of 1933.

(b)                                 Not applicable

(c)                                  The Company did not repurchase any shares during the quarter ended December 31, 2011.

ITEM 6.                                                     Selected Financial Data

The “Selected Financial Information” section of Georgetown Bancorp, Inc.’s December 31, 2011 Annual Report to Stockholders (Exhibit 13) is incorporated herein by reference.

ITEM 7.                                                     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of Georgetown Bancorp, Inc.’s December 31, 2011 Annual Report to Stockholders (Exhibit 13) is incorporated herein by reference.

ITEM 7A.                                            Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

ITEM 8.                                                     Financial Statements and Supplementary Data

The consolidated financial statements included in Georgetown Bancorp, Inc.’s December 31, 2011 Annual Report to Stockholders (Exhibit 13) are incorporated herein by reference.

ITEM 9.                                                     Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.                                            Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, utilizing the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2011 is effective.

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

Information concerning directors and executive officers of the Company is incorporated herein by reference from our definitive Proxy Statement related to the 2012 Annual Meeting of Stockholders (the “Proxy Statement”), specifically the section captioned “Proposal 1—Election of Directors.”

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

ITEM 13.                                              Certain Relationships and Related Transactions and Director Independence

Information concerning relationships and transactions is incorporated herein by reference from our Proxy Statement, specifically the section captioned “Transactions with Certain Related Persons” and section captioned “Proposal 1 — Election of Directors.”

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

The financial statements filed as a part of this Form 10-K are as follows, all of which are included in the Annual Report to Shareholders (Exhibit 13):

(A)	Report of Independent Registered Public Accounting Firm (page F-2)

(B)	Consolidated Balance Sheets (page F-3)

(C)	Consolidated Statements of Income (page F-4)

(D)	Consolidated Statements of Changes In Stockholders’ Equity (page F-5)

(E)	Consolidated Statements of Cash Flows (page F-6 to page F-7)

(F)	Notes to Consolidated Financial Statements (page F-8 to page F-61)

(b)	Financial Statement Schedules

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements. The remaining information appearing in the Annual Report to Shareholders for the year ended December 31, 2011 is not deemed to be filed as part of this report except as expressly provided herein.

(c)	Exhibits

3.1	Charter of Georgetown Bancorp, Inc. (1)
3.2	Bylaws of Georgetown Bancorp, Inc. (2)
4	Form of Common Stock Certificate of Georgetown Bancorp, Inc. (1)
10.1	Employee Stock Ownership Plan (1)
10.2	SBERA Defined Contribution Plan and Non-standardized Adoption Agreement (1)
10.3	Georgetown Savings Bank 2010 Incentive Compensation Plan (11)
10.4	Employment Agreement by and between Georgetown Savings Bank and Robert E. Balletto, effective July 1, 2008 (4)
10.5	Employment Agreement by and between Georgetown Savings Bank and Joseph W. Kennedy, effective July 1, 2008 (5)
10.6	Supplemental Retirement Plan for Senior Executives, dated June 23, 2008 (6)
10.7	Endorsement Split-Dollar Life Insurance Agreement by and between Georgetown Savings Bank and Robert E. Balletto, dated June 23, 2008 (7)
10.8	Endorsement Split-Dollar Life Insurance Agreement by and between Georgetown Savings Bank and Joseph W. Kennedy, dated June 23, 2008 (8)
10.9	Incentive Compensation Plan 2012 Goals for Robert E. Balletto (9)
10.10	Incentive Compensation Plan 2012 Goals for Joseph W. Kennedy (10)
13	Portions of the Annual Report to Stockholders
14	Code of Ethics (3)
21	Subsidiaries of Registrant (1)
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following financial statements of Georgetown Bancorp, Inc. formatted in XBRL: (i) Consolidated Balance Sheets at December 31, 2011 and 2010, (ii) Consolidated Statements of Income for the years ended December 31, 2011 and 2010, (iii) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2011 and 2010, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010, (v) and the Notes to the Consolidated Financial Statements, tagged as blocks of text.

(1)

Incorporated by reference to the Registration Statement on Form SB-2 of Georgetown Bancorp, Inc. (file no. 333-119007), originally filed with the Securities and Exchange Commission on September 15, 2004.

(2)	Incorporated by reference to the Form 8-K of Georgetown Bancorp, Inc. filed with the Securities and Exchange Commission on September 27, 2006.
(3)	Incorporated by reference to the Form 10-KSB of Georgetown Bancorp, Inc. filed with the Securities and Exchange Commission on September 28, 2006.
(4)	Incorporated by reference to the Form 8-K of Georgetown Bancorp, Inc. Exhibit 10.1 filed with the Securities and Exchange Commission on June 27, 2008.
(5)	Incorporated by reference to the Form 8-K of Georgetown Bancorp, Inc. Exhibit 10.2 filed with the Securities and Exchange Commission on June 27, 2008.
(6)	Incorporated by reference to the Form 8-K of Georgetown Bancorp, Inc. Exhibit 10.3 filed with the Securities and Exchange Commission on June 27, 2008.
(7)	Incorporated by reference to the Form 8-K of Georgetown Bancorp, Inc. Exhibit 10.4 filed with the Securities and Exchange Commission on June 27, 2008.
(8)	Incorporated by reference to the Form 8-K of Georgetown Bancorp, Inc. Exhibit 10.5 filed with the Securities and Exchange Commission on June 27, 2008.
(9)	Incorporated by reference to Exhibit 10.1 to the Form 8-K of Georgetown Bancorp, Inc., filed with the Securities and Exchange Commission on February 14, 2012.
(10)	Incorporated by reference to Exhibit 10.2 to the Form 8-K of Georgetown Bancorp, Inc., filed with the Securities and Exchange Commission on February 14, 2012.
(11)	Incorporated by reference to Exhibit 10.4 to the Form 10-K of Georgetown Bancorp, Inc. filed with the Securities and Exchange Commission on March 31, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEORGETOWN BANCORP, INC.

Date: March 28, 2012	By:	/s/ Robert E. Balletto
Robert E. Balletto
President, Chief Executive Officer and Director (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Robert E. Balletto	President, Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2012
Robert E. Balletto

/s/ Joseph W. Kennedy	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
Joseph W. Kennedy		March 28, 2012

/s/ J. Richard Murphy	Chairman of the Board	March 28, 2012
J. Richard Murphy

/s/ Mary L. Williams	Vice Chairman of the Board	March 28, 2012
Mary L. Williams

/s/ Keith N. Congdon	Director	March 28, 2012
Keith N. Congdon.

/s/ Anthony S. Conte, Jr.	Director	March 28, 2012
Anthony S. Conte, Jr.

/s/ Stephen L. Flynn	Director	March 28, 2012
Stephen L. Flynn

/s/ Thomas L. Hamelin	Director	March 28, 2012
Thomas L. Hamelin

/s/ Marybeth McInnis	Director	March 28, 2012
Marybeth McInnis

/s/ Kathleen R. Sachs	Director	March 28, 2012
Kathleen R. Sachs

Director
Richard F. Spencer

/s/ David A. Splaine	Director	March 28, 2012
David A. Splaine

/s/ Robert T. Wyman	Director	March 28, 2012
Robert T. Wyman

/s/ John H. Yeaton	Director	March 29, 2012
John H. Yeaton