Form 10-Q
period 2012-03-31
Georgetown Bancorp, Inc.
filed 2012-05-15
CIK 1302709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

___	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes X   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes_ No  X

Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date:  Common Stock, $0.10 par value, 2,694,341 shares outstanding as of May 11, 2012.

Form 10-Q

GEORGETOWN BANCORP, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

GEORGETOWN BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

--------------------------------------------------------------------------------------

ASSETS

	At	At
	March 31,	December 31,
	2012	2011
	(Unaudited)
	(In thousands)

Cash and due from banks	$2,350	$9,598
Short-term investments	24,777	9,485
Total cash and cash equivalents	27,127	19,083

Securities available for sale, at fair value	8,009	4,174
Securities held to maturity, at amortized cost	2,131	2,322
Federal Home Loan Bank stock, at cost	2,861	3,111
Loans held for sale	664	769
Loans, net of allowance for loan losses of $1,698,000 at March 31, 2012 and $1,824,000 at December 31, 2011	155,959	161,120
Premises and equipment, net	3,827	3,882
Accrued interest receivable	609	627
Bank-owned life insurance	2,720	2,696
Prepaid FDIC insurance	326	362
Other assets	1,523	1,229
Total assets	$205,756	$199,375

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$155,233	$151,085
Securities sold under agreements to repurchase	427	573
Long-term Federal Home Loan Bank advances	25,100	25,121
Mortgagors’ escrow accounts	805	730
Due to broker for investment purchase	2,079	-
Accrued expenses and other liabilities	1,609	1,537
Total liabilities	185,253	179,046

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.10 par value per share: 1,000,000 shares authorized; none outstanding	-	-
Common stock, $0.10 par value per share: 10,000,000 shares authorized; 2,777,250 shares issued	278	278
Additional paid-in capital	11,510	11,496
Retained earnings	10,163	10,010
Accumulated other comprehensive income	124	134
Unearned compensation - ESOP (26,549 and 28,597 shares unallocated at March 31, 2012 and December 31, 2011, respectively)	(265)	(286)
Unearned compensation - Restricted stock (42,050 and 36,552 shares non-vested at March 31, 2012 and December 31, 2011, respectively)	(246)	(167)
Treasury stock, at cost (124,959 and 133,347 shares at March 31, 2012 and December 31, 2011, respectively)	(1,061)	(1,136)
Total stockholders’ equity	20,503	20,329

Total liabilities and stockholders’ equity	$205,756	$199,375

See accompanying notes to consolidated financial statements.

GEORGETOWN BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

----------------------------------------------------------------

(unaudited)

	Three Months Ended
	March 31,
	2012	2011
	(In thousands, except share and per share data)

Interest and dividend income:
Loans, including fees	$2,251	$2,698
Securities	63	99
Short-term investments	7	-
Total interest and dividend income	2,321	2,797

Interest expense:
Deposits	283	417
Short-term Federal Home Loan Bank advances	-	5
Long-term Federal Home Loan Bank advances	218	247
Securities sold under agreements to repurchase	1	1
Total interest expense	502	670

Net interest income	1,819	2,127
Provision for loan losses	64	64
Net interest income, after provision for loan losses	1,755	2,063

Non-interest income:
Customer service fees	132	134
Mortgage banking income, net	125	67
Income from bank-owned life insurance	24	24
Other	2	1
Total non-interest income	283	226

Non-interest expenses:
Salaries and employee benefits	1,023	1,005
Occupancy and equipment expenses	214	203
Data processing expenses	121	109
Professional fees	101	105
Advertising expenses	87	87
FDIC insurance	39	47
Other general and administrative expenses	220	203
Total non-interest expenses	1,805	1,759

Income before income taxes	233	530

Income tax provision	80	198

Net income	$153	$332

Weighted-average number of common shares outstanding:
Basic	2,658,065	2,636,792
Diluted	2,658,235	2,636,792

Earnings per share:
Basic	$0.06	$0.13
Diluted	$0.06	$0.13

Comprehensive income:
Net income	$153	$332

Other comprehensive loss, net of tax:
Unrealized loss on securities available for sale	(10)	(24)

Comprehensive income	$143	$308

See accompanying notes to consolidated financial statements.

GEORGETOWN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

-----------------------------------------------------------------------------------------------------------

(unaudited)

				Accumulated
		Additional		Other	Unearned	Unearned
	Common	Paid-in	Retained	Comprehensive	Compensation-	Compensation-	Treasury
	Stock	Capital	Earnings	Income (Loss)	ESOP	Restricted Stock	Stock	Total
	(In thousands)

Balance at December 31, 2010	$278	$11,424	$8,999	$120	$(368)	$(100)	$(1,184)	$19,169

Comprehensive income:
Net income	-	-	332	-	-	-	-	332
Net unrealized loss on securities available for sale, net of related tax effects of $14,000	-	-	-	(24)	-	-	-	(24)
Total comprehensive income								308

Common stock held by ESOP allocated or committed to be allocated (2,048 shares)	-	(6)	-	-	20	-	-	14

Restricted stock granted in connection with equity incentive plan (25,998 shares)	-	169	-	-	-	(169)	-	-

Forfeiture of restricted stock (7,650 shares)	-	(46)	-	-	-	46	-	-

Reissuance of treasury stock (5,796 shares)	-	(50)	-	-	-	-	50	-

Purchase of treasury stock (280 shares)	-	-	-	-	-	-	(2)	(2)

Share based compensation - options	-	4	-	-	-	-	-	4
Share based compensation - restricted stock	-	-	-	-	-	10	-	10

Balance at March 31, 2011	$278	$11,495	$9,331	$96	$(348)	$(213)	$(1,136)	$19,503

Balance at December 31, 2011	$278	$11,496	$10,010	$134	$(286)	$(167)	$(1,136)	$20,329

Comprehensive income:
Net income	-	-	153	-	-	-	-	153
Net unrealized loss on securities available for sale, net of related tax effects of $5,000	-	-	-	(10)	-	-	-	(10)
Total comprehensive income								143

Common stock held by ESOP allocated or committed to be allocated (2,048 shares)	-	(7)	-	-	21	-	-	14

Restricted stock granted in connection with equity incentive plan (17,506 shares)	-	109	-	-	-	(109)	-	-

Forfeiture of restricted stock (2,250 shares)	-	(13)	-	-	-	13	-	-

Reissuance of treasury stock (9,758 shares)	-	(83)	-	-	-	-	83	-

Purchase of treasury stock (1,370 shares)	-	-	-	-	-	-	(8)	(8)

Share based compensation - options	-	8	-	-	-	-	-	8
Share based compensation - restricted stock	-	-	-	-	-	17	-	17

Balance at March 31, 2012	$278	$11,510	$10,163	$124	$(265)	$(246)	$(1,061)	$20,503

See accompanying notes to consolidated financial statements.

GEORGETOWN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------

(unaudited)

	Three Months Ended
	March 31,
	2012	2011
	(In thousands)
Cash flows from operating activities:
Net income	$153	$332
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for loan losses	64	64
Accretion of securities, net	-	(3)
Net change in loan fees and costs	(19)	2
Depreciation and amortization expense	68	64
Decrease (increase) in accrued interest receivable	18	(37)
Income from bank-owned life insurance	(24)	(24)
Stock-based compensation expense	39	28
Gain on sale of loans	(191)	(67)
Loans originated for sale	(8,023)	(2,024)
Proceeds from sale of loans	8,319	2,776
Prepaid FDIC insurance	36	43
Net change in other assets and liabilities	(217)	(111)
Net cash provided by operating activities	223	1,043

Cash flows from investing activities:
Activity in securities available for sale:
Maturities, prepayments and calls	301	929
Purchases	(2,072)	-
Maturities, prepayments and calls of securities held to maturity	191	266
Redemption of Federal Home Loan Bank stock	250	-
Loan originations, net	4,802	(3,139)
Principal balance of portfolio loans sold	314	-
Purchase of premises and equipment	(13)	(8)
Net cash provided (used) by investing activities	3,773	(1,952)

(continued)

See accompanying notes to consolidated financial statements.

GEORGETOWN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

---------------------------------------------------------------------

(unaudited)

(concluded)

	Three Months Ended
	March 31,
	2012	2011
	(In thousands)
Cash flows from financing activities:
Net change in deposits	4,148	(1,266)
Net change in securities sold under agreements to repurchase	(146)	(111)
Net change in Federal Home Loan Bank advances with maturities of three months or less	-	3,300
Repayments of Federal Home Loan Bank advances with maturities greater than three months	(21)	(1,015)
Net change in mortgagors’ escrow accounts	75	(1)
Purchase of vested restricted shares to treasury stock	(8)	(2)
Net cash (used) provided by financing activities	4,048	905

Net change in cash and cash equivalents	8,044	(4)

Cash and cash equivalents at beginning of period	19,083	3,298

Cash and cash equivalents at end of period	$27,127	$3,294

Supplementary information:
Interest paid on deposit accounts	$284	$417
Interest paid on borrowings	219	253
Income taxes paid	71	111
Due to broker for investment purchase	2,079	-

See accompanying notes to consolidated financial statements.

GEORGETOWN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)                                 Basis of Presentation

The accompanying unaudited financial statements of Georgetown Bancorp, Inc. (the “Company”) were prepared in accordance with the instructions for Form 10-Q and with Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three-month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for future periods, including the entire fiscal year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the December 31, 2011 Consolidated Financial Statements presented in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2012. The consolidated financial statements include the accounts of Georgetown Savings Bank (the “Bank”) and its wholly owned subsidiary, Georgetown Securities Corporation, which engages in the buying, selling and holding of securities. All significant inter-company balances and transactions have been eliminated in consolidation. These consolidated financial statements consider events that occurred through the date the consolidated financial statements were issued.

(2)                                 Earnings Per Common Share

The Company has adopted the Earnings Per Share (“EPS”) guidance included in Accounting Standards Codification (“ASC”) 260-10. As presented below, basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For purposes of computing diluted EPS, the treasury stock method is used.

Treasury shares and unallocated ESOP shares are not deemed outstanding for earnings per share calculations.

Earnings per common share have been computed based on the following:

		Three Months Ended
		March 31,
		2012	2011

Net income available to common stockholders		$153,000	$332,000

Basic common shares:
Weighted average shares outstanding		2,647,406	2,640,655
Less:	Weighted average unallocated ESOP shares	(27,892)	(36,083)
Add:	Weighted average unvested restricted stock
	shares with non-forfeitable dividend rights	38,551	32,220
Basic weighted average common shares outstanding		2,658,065	2,636,792

Dilutive potential common shares		170	-

Diluted weighted average common shares outstanding		2,658,235	2,636,792

Basic earnings per share		$0.06	$0.13

Diluted earnings per share		$0.06	$0.13

Options to purchase 18,750 shares that were granted in 2010 were included in the computation of diluted earnings per share for the three months ended March 31, 2012. Options to purchase 37,992 shares that were granted in 2011 and 2012 were not included in the computation of diluted earnings for the three months ended March 31, 2012, because to do so would have been antidilutive. Options to purchase 42,348 shares were not included in the computation of diluted earnings per share for the three months ended March 31, 2011, because to do so would have been antidilutive.

(3)                                 Corporate Structure

In conjunction with its reorganization into the mutual holding company structure, on January 5, 2005, the Bank (i) converted to a stock savings bank as the successor to the Bank in its mutual form; (ii) organized the Company as a federally-chartered corporation that owns 100% of the common stock of the Bank (in stock form); and (iii) organized Georgetown Bancorp, MHC as a federally-chartered mutual holding company that owned 56.7% of the Common Stock of the Company as of March 31, 2012. On November 28, 2011, the Boards of Directors of the Company, Georgetown Bancorp, MHC and the Bank each unanimously adopted a Plan of Conversion or Reorganization of the Mutual Holding Company pursuant to which Georgetown Bancorp, MHC will undertake a “second-step” conversion and cease to exist. The Bank will reorganize from a two-tier mutual holding company structure to a fully public stock holding company structure.

(4)                                 Recent Accounting Pronouncements

In April 2011, the Financial Accounting Standards Board (“the FASB”) issued Accounting Standards Update (“ASU”) 2011-03, “Reconsideration of Effective Control for Repurchase Agreements.” The objective of this ASU is to improve the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. This ASU prescribes when an entity may or may not recognize a sale upon the transfer of financial assets subject to repurchase agreements. The guidance in this ASU is effective for the first interim or annual period beginning on or after December 15, 2011. Early adoption is not permitted. The Company does not anticipate that the adoption of this guidance will have a material impact on its financial position or results of operation.

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards.” The amendments in this ASU explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. The Company does not anticipate that the adoption of this guidance will have a material impact on its financial position or results of operation.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income.” The objective of this ASU is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. Under this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. An entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. An entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The amendments in this ASU should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not anticipate that the adoption of this guidance will have a material impact on its financial position or results of operation.

In December 2011, the FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities.” This ASU is to enhance current disclosures. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The amendments in this ASU are effective for annual periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company does not anticipate that the adoption of this guidance will have a material impact on its financial position or results of operation.

In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” The amendments in this update defer those changes in ASU 2011-05 that relate to the presentation of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. All other requirements in ASU 2011-05 are not affected by this update. The amendments are effective during interim and annual periods beginning after December 15, 2011. The Company does not anticipate that the adoption of this guidance will have a material impact on its financial position or results of operation.

(5)          Securities

A summary of securities is as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)

At March 31, 2012

Securities available for sale

Government-sponsored enterprise obligations	$501	$-	$-	$501
Residential mortgage-backed securities	7,315	194	(1)	7,508

Total securities available for sale	$7,816	$194	$(1)	$8,009

Securities held to maturity

Residential mortgage-backed securities	$2,131	$167	$-	$2,298

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)

At December 31, 2011

Securities available for sale

Government-sponsored enterprise obligations	$502	$1	$-	$503
Residential mortgage-backed securities	3,464	207	-	3,671

Total securities available for sale	$3,966	$208	$-	$4,174

Securities held to maturity

Residential mortgage-backed securities	$2,322	$184	$-	$2,506

All residential mortgage-backed securities have been issued by government-sponsored enterprises.

The amortized cost and estimated fair value of debt securities by contractual maturity at March 31, 2012 are as follows. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)

Within 1 year	$501	$501	$-	$-
	501	501	-	-
Residential mortgage-backed securities	7,315	7,508	2,131	2,298

	$7,816	$8,009	$2,131	$2,298

There were no sales of securities for the three months ended March 31, 2012 and 2011.

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position is as follows:

	Less Than Twelve Months		Greater Than Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
(In thousands)
At March 31, 2012:

Securities available for sale

Government-sponsored enterprise obligations	$1	$2,072	$-	$-

(6)                                                        Loans and Servicing

Loans

A summary of loans is as follows:

	At		At
	March 31,		December 31,
	2012		2011
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Residential loans:
One-to-four family	$ 62,770	39.86%	$ 62,613	38.46%
Home equity loans and lines of credit	16,914	10.74	17,118	10.51
Total residential mortgage loans	79,684	50.60	79,731	48.97

Commercial loans:
One-to-four family investment property	10,492	6.66	10,816	6.64
Multi-family real estate	11,829	7.51	13,037	8.01
Commercial real estate	26,741	16.98	25,399	15.60
Commercial business	8,225	5.22	10,137	6.23
Total commercial loans	57,287	36.37	59,389	36.48

Construction loans:
One-to-four family	9,718	6.17	11,941	7.33
Multi-family	9,750	6.19	10,656	6.55
Non-residential	629	0.40	629	0.39
Total construction loans	20,097	12.76	23,226	14.27

Consumer	423	0.27	451	0.28

Total loans	157,491	100.00%	162,797	100.00%

Other items:
Net deferred loan costs	166		147
Allowance for loan losses	(1,698)		(1,824)

Total loans, net	$ 155,959		$ 161,120

An analysis of the allowance for loan losses at March 31, 2012 and December 31, 2011 is below. For additional information please refer to Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Residential		Commercial				Construction

	One-to-four family	Home equity loans and lines of credit	One-to-four family investment property	Multi-family real estate	Commercial real estate	Commercial business	One-to-four family	Multi-family	Non- residential	Consumer	Total

	(In thousands)
At March 31, 2012

Allowance for loan losses

Beginning Balance	$346	$341	$59	$98	$400	$234	$228	$98	$11	$9	$1,824
Charge-offs	-	-	-	-	-	(1)	(191)	-	-	-	(192)
Recoveries	2	-	-	-	-	-	-	-	-	-	2
Provision	16	(24)	(1)	(9)	1	(49)	138	(8)	1	(1)	64
Ending Balance	$364	$317	$58	$89	$401	$184	$175	$90	$12	$8	$1,698

Ending balance:
individually evaluated for impairment	$203	$13	$-	$-	$-	$-	$-	$-	$-	$-	$216

Ending balance:
collectively evaluated for impairment	$161	$304	$58	$89	$401	$184	$175	$90	$12	$8	$1,482

Loans

Ending Balance	$62,770	$16,914	$10,492	$11,829	$26,741	$8,225	$9,718	$9,750	$629	$423	$157,491

Ending balance:
individually evaluated for impairment	$1,242	$13	$-	$-	$312	$-	$765	$638	$-	$-	$2,970

Ending balance:
collectively evaluated for impairment	$61,528	$16,901	$10,492	$11,829	$26,429	$8,225	$8,953	$9,112	$629	$423	$154,521

At December 31, 2011

Allowance for loan losses

Beginning Balance	$233	$320	$60	$106	$431	$304	$93	$83	$6	$15	$1,651
Charge-offs	-	(741)	-	-	(10)	(3)	-	-	-	(34)	(788)
Recoveries	9	-	-	-	-	1	-	-	-	2	12
Provision	104	762	(1)	(8)	(21)	(68)	135	15	5	26	949
Ending Balance	$346	$341	$59	$98	$400	$234	$228	$98	$11	$9	$1,824

Ending balance:
individually evaluated for impairment	$185	$13	$-	$-	$-	$-	$121	$-	$-	$-	$319

Ending balance:
collectively evaluated for impairment	$161	$328	$59	$98	$400	$234	$107	$98	$11	$9	$1,505

Loans

Ending Balance	$62,613	$17,118	$10,816	$13,037	$25,399	$10,137	$11,941	$10,656	$629	$451	$162,797

Ending balance:
individually evaluated for impairment	$898	$13	$-	$-	$314	$-	$1,168	$1,269	$-	$-	$3,662

Ending balance:
collectively evaluated for impairment	$61,715	$17,105	$10,816	$13,037	$25,085	$10,137	$10,773	$9,387	$629	$451	$159,135

The following is a summary of past-due and non-accrual loans at March 31, 2012 and December 31, 2011. For additional information please refer to Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Loans delinquent for:						90 days

			90 days	Total	Total	Total	or more	Non-accrual
	30 - 59 Days	60 - 89 Days	or more	Past Due	Current	Loans	and accruing	Loans

	(In thousands)
At March 31, 2012:

Residential loans:
One-to-four family	$219	$138	$735	$1,092	$61,678	$62,770	$-	$1,242
Home equity loans and lines of credit	-	-	-	-	16,914	16,914	-	13

Commercial loans:
One-to-four family investment property	-	-	-	-	10,492	10,492	-	-
Multi-family real estate	-	-	-	-	11,829	11,829	-	-
Commercial real estate	842	312	-	1,154	25,587	26,741	-	-
Commercial business	-	-	10	10	8,215	8,225	-	10

Construction loans:
One-to-four family	-	-	765	765	8,953	9,718	-	765
Multi-family	-	-	-	-	9,750	9,750	-	-
Non-residential	-	-	-	-	629	629	-	-

Consumer	-	-	-	-	423	423	-	-

Total	$1,061	$450	$1,510	$3,021	$154,470	$157,491	$-	$2,030

At December 31, 2011:

Residential loans:
One-to-four family	$431	$175	$391	$997	$61,616	$62,613	$-	$683
Home equity loans and lines of credit	-	-	-	-	17,118	17,118	-	13

Commercial loans:
One-to-four family investment property	-	-	-	-	10,816	10,816	-	-
Multi-family real estate	-	-	-	-	13,037	13,037	-	-
Commercial real estate	314	-	-	314	25,085	25,399	-	-
Commercial business	-	-	-	-	10,137	10,137	-	-

Construction loans:
One-to-four family	-	100	1,168	1,268	10,673	11,941	-	1,168
Multi-family	-	-	-	-	10,656	10,656	-	1,269
Non-residential	-	-	-	-	629	629	-	-

Consumer	4	-	-	4	447	451	-	-

Total	$749	$275	$1,559	$2,583	$160,214	$162,797	$-	$3,133

The following is an analysis of impaired loans at March 31, 2012 and December 31, 2011.

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

	(In thousands)

At March 31, 2012

Impaired loans without a valuation allowance

Residential loans:
One-to-four family	$353	$353	$-	$88	$-
Home equity loans and lines of credit	-	-	-	-	-
Commercial loans:
One-to-four family investment property	-	-	-	-	-
Multi-family real estate	-	-	-	-	-
Commercial real estate	312	312	-	313	5
Commercial business	-	-	-	-	-
Construction loans:
One-to-four family	765	765	-	1,067	-
Multi-family	638	638	-	883	16
Non-residential	-	-	-	-	-
Consumer	-	-	-	-	-

Total impaired with no related allowance	$2,068	$2,068	$-	$2,351	$21

Impaired loans with a valuation allowance

Residential loans:
One-to-four family	$889	$889	$203	$895	$5
Home equity loans and lines of credit	13	13	13	13	-
Commercial loans:
One-to-four family investment property	-	-	-	-	-
Multi-family real estate	-	-	-	-	-
Commercial real estate	-	-	-	-	-
Commercial business	-	-	-	-	-
Construction loans:
One-to-four family	-	-	-	-	-
Multi-family	-	-	-	-	-
Non-residential	-	-	-	-	-
Consumer	-	-	-	-	-

Total with an allowance recorded	$902	$902	$216	$908	$5

At December 31, 2011

Impaired loans without a valuation allowance

Residential loans:
One-to-four family	$-	$-	$-	$16	$-
Home equity loans and lines of credit	-	-	-	-	-
Commercial loans:
One-to-four family investment property	-	-	-	-	-
Multi-family real estate	-	-	-	-	-
Commercial real estate	314	314	-	145	10
Commercial business	-	-	-	63	42
Construction loans:
One-to-four family	732	732	-	225	-
Multi-family	1,269	1,269	-	448	62
Non-residential	-	-	-	-	-
Consumer	-	-	-	-	-

Total impaired with no related allowance	$2,315	$2,315	$-	$897	$114

Impaired loans with a valuation allowance

Residential loans:
One-to-four family	$898	$898	$185	$297	$7
Home equity loans and lines of credit	13	13	13	182	1
Commercial loans:
One-to-four family investment property	-	-	-	-	-
Multi-family real estate	-	-	-	-	-
Commercial real estate	-	-	-	-	-
Commercial business	-	-	-	-	-
Construction loans:
One-to-four family	436	436	121	226	19
Multi-family	-	-	-	-	-
Non-residential	-	-	-	-	-
Consumer	-	-	-	-	-

Total with an allowance recorded	$1,347	$1,347	$319	$705	$27

The following is a summary of loans modified and considered troubled debt restructurings during the three months ended March 31, 2012:

		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
	Contracts	Investment	Investment

(In thousands)

Residential loans:
One-to-four family	-	$-	$-
Home equity loans and lines of credit	-	-	-
Commercial loans:
One-to-four family investment property	-	-	-
Multi-family real estate	-	-	-
Commercial real estate	-	-	-
Commercial business	-	-	-
Construction loans:
One-to-four family	1	732	765
Multi-family	-	-	-
Non-residential	-	-	-
Consumer	-	-	-

Total troubled debt restructurings	1	$732	$765

The one loan modification made during the three months ended March 31, 2012 did not result in a material impact to the allowance for loan loss account.

The following is a summary of troubled debt restructurings in default of the modified terms as of March 31, 2012:

	Number of	Recorded
	Contracts	Investment

(In thousands)

Residential loans:
One-to-four family	-	$-
Home equity loans and lines of credit	-	-
Commercial loans:
One-to-four family investment property	-	-
Multi-family real estate	-	-
Commercial real estate	1	312
Commercial business	-	-
Construction loans:
One-to-four family	1	765
Multi-family	-	-
Non-residential	-	-
Consumer	-	-

Total impaired with no related allowance	2	$1,077

The following table represents the Company’s loans by risk rating at March 31, 2012 and December 31, 2011. For additional information please refer to Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Residential		Commercial				Construction

	One-to-four family	Home equity loans and lines of credit	One-to-four family investment property	Multi-family real estate	Commercial real estate	Commercial business	One-to-four family	Multi-family	Non- residential	Consumer	Total

	(In thousands)
At March 31, 2012:

Classification:
Not formally rated	$61,528	$16,901	$-	$-	$-	$-	$-	$-	$-	$423	$78,852
Pass	-	-	10,194	11,829	23,002	7,733	8,853	9,112	629	-	71,352
Special mention	-	-	298	-	-	392	100	-	-	-	790
Substandard	1,242	13	-	-	3,739	100	765	638	-	-	6,497
Doubtful	-	-	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-	-	-
Total loans	$62,770	$16,914	$10,492	$11,829	$26,741	$8,225	$9,718	$9,750	$629	$423	$157,491

At December 31, 2011:

Classification:
Not formally rated	$61,715	$17,105	$-	$-	$-	$-	$-	$-	$-	$451	$79,271
Pass	-	-	10,816	13,037	21,643	9,208	10,773	9,387	139	-	75,003
Special mention	-	-	-	-	458	289	-	-	-	-	747
Substandard	898	13	-	-	3,298	640	1,168	1,269	490	-	7,776
Doubtful	-	-	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-	-	-
Total loans	$62,613	$17,118	$10,816	$13,037	$25,399	$10,137	$11,941	$10,656	$629	$451	$162,797

Credit Quality Information

The Company utilizes a nine grade internal loan rating system for commercial real estate, construction and residential mortgages and commercial business loans as follows:

Loans rated 1 - 5:  Loans in these categories are considered “pass” rated loans with low to average risk.

Loans rated 6:  Loans in this category are considered “special mention.” These loans have risk profiles that are starting to show signs of potential weakness and are being closely monitored by management.

Loans rated 7:  Loans in this category are considered “substandard.” These loans have a well defined weakness that jeopardizes the liquidation of the debt and is inadequately protected by the current sound worth and paying capacity of the borrower or pledged collateral. There is a distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

Loans rated 8:  Loans in this category are considered “doubtful.” Loans classified as doubtful have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, highly questionable and improbable.

Loans rated 9:  Loans in this category are considered a “loss”. The loan has been determined to be uncollectible and the chance of loss is inevitable. Loans in this category will be charged-off.

On an annual basis, or more often if needed, the Company formally reviews the ratings on all commercial real estate, construction and commercial business loans.

Loans serviced for others and mortgage servicing rights

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $63,214,000 and $57,948,000 at March 31, 2012 and December 31, 2011, respectively.

The risks inherent in the mortgage servicing assets relate primarily to changes in prepayments that result from shifts in mortgage interest rates. The fair value of servicing rights was $459,000 at March 31, 2012 and was determined using the moving average 10-year, U.S. Treasury rate plus 5.0%, adjusted to reflect the current credit spreads and conditions in the market as a discount rate. Prepayment assumptions, which are impacted by loan rates and terms, are calculated using a moving average of prepayment data published by the Securities Industry and Financial Markets Association, an independent third party proprietary analysis of prepayment rates embedded in liquid mortgage securities markets and modeled against the serviced loan portfolio by the independent third party valuation specialist.

The following summarizes mortgage servicing rights capitalized and amortized, along with the aggregate activity-related valuation allowances:

	Three Months Ended
	March 31,
	2012	2011
	(In thousands)

Mortgage servicing rights:
Balance at beginning of period	$475	$424
Additions	80	30
Disposals	-	-
Amortization	(42)	(25)
Balance at end of period	513	429

Valuation allowances:
Balance at beginning of period	17	4
Additions	54	-
Recoveries	-	-
Write-downs	-	-
Balance at end of period	71	4

Mortgage servicing assets, net	$442	$425

Fair value of mortgage servicing assets	$459	$497

(7)           Secured Borrowings and Collateral

Federal Home Loan Bank advances

At March 31, 2012, all Federal Home Loan Bank (“FHLB”) of Boston advances were secured by a blanket security agreement on qualified collateral, principally first mortgage loans on owner-occupied residential property in the amount of $51.7 million, and mortgage-backed securities with a fair value of $6.7 million.

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are funds borrowed from customers on an overnight basis. The amount of securities collateralizing the agreements to repurchase remains in securities and the obligation to repurchase securities sold is reflected as a liability in the consolidated balance sheets. Securities sold under agreements to repurchase amounted to $427,000 at March 31, 2012 and were secured by a Government-sponsored enterprise obligation with a fair value of $501,000 and a Residential mortgage-backed security with a fair value of $1.0 million. The weighted average interest rate on these agreements was 0.50% at March 31, 2012.

(8)          Fair Value Measurements

The Company groups its financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value as follows:

Level l - Valuation is based on quoted prices in active markets for identical assets or liabilities. Level l assets and liabilities generally include debt and equity securities that are traded in an active exchange market. At March 31, 2012, the Company had no assets or liabilities valued using Level 1 measurements.

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

All of the Company’s securities that are measured at fair value are included in Level 2 and are based on pricing models from independent, third party pricing services that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads and new issue data. There are no liabilities measured at fair value. All of the Company’s impaired loans and other real estate owned that are measured at fair value are included in Level 3 and are based on the appraised value of the underlying collateral considering discounting factors, if deemed appropriate, and adjusted for selling costs. These appraised values may be discounted based on management’s historical knowledge, expertise or changes in market conditions from time of valuation. The Company did not have any significant transfers of assets or liabilities to or from Levels 1 and 2 of the fair value hierarchy during the three month period ended March 31, 2012.

Assets and liabilities measured at fair value on a recurring basis at March 31, 2012 and December 31, 2011 are summarized below.

				Assets
	Level 1	Level 2	Level 3	at Fair Value
	(In thousands)
At March 31, 2012

Assets

Securities available for sale
Government-sponsored enterprise obligations	$-	$501	$-	$501
Residential mortgage-backed securities	-	7,508	-	7,508
Total securities available for sale	$-	$8,009	$-	$8,009

At December 31, 2011

Assets

Securities available for sale
Government-sponsored enterprise obligations	$-	$503	$-	$503
Residential mortgage-backed securities	-	3,671	-	3,671
Total securities available for sale	$-	$4,174	$-	$4,174

The Company may also be required, from time to time, to measure certain other financial assets on a nonrecurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. Assets measured at fair value on a non-recurring basis at March 31, 2012 and December 31, 2011 are summarized below. The fair value adjustments relate to the amount of write down recorded as of March 31, 2012 and December 31, 2011.

				Assets	Adjustments
	Level 1	Level 2	Level 3	at Fair Value	to Fair Value
		(In thousands)
At March 31, 2012

Impaired loans	$-	$-	$686	$686	$(216)
Other real estate owned	-	-	30	30	(14)
	$-	$-	$716	$716	$(230)

				Assets	Adjustments
	Level 1	Level 2	Level 3	at Fair Value	to Fair Value
		(In thousands)
At December 31, 2011

Impaired loans	$-	$-	$1,028	$1,028	$(319)
Other real estate owned	-	-	30	30	(14)
	$-	$-	$1,058	$1,058	$(333)

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

Off-balance-sheet instruments:  Fair values for off-balance-sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. At March 31, 2012 and December 31, 2011, the fair value of commitments outstanding is not significant since fees charged are not material.

The estimated fair values and related carrying amounts of the Company’s financial instruments at March 31, 2012 and December 31, 2011 are as follows:

	March 31, 2012
	Carrying
	Amount	Fair Value
		Level 1	Level 2	Level 3	Total
			(In thousands)
Financial assets:
Cash and cash equivalents	$27,127	$27,127	$-	$-	$27,127
Securities available for sale	8,009	-	8,009	-	8,009
Securities held to maturity	2,131	-	2,298	-	2,298
FHLB stock	2,861	2,861	-	-	2,861
Loans held for sale	664	672	-	-	672
Loans, net	155,959	-	-	160,949	160,949
Accrued interest receivable	609	609	-	-	609
Capitalized mortgage servicing rights	442	-	459	-	459

Financial liabilities:
Deposits	$155,233	$-	$155,536	$-	$155,536
Securities sold under agreements to repurchase	427	427	-	-	427
Long-term FHLB advances	25,100	-	25,601	-	25,601
Mortgagers’ escrow accounts	805	805	-	-	805
Accrued interest payable	78	78	-	-	78

	December 31, 2011
	Carrying
	Amount	Fair Value
		Level 1	Level 2	Level 3	Total
			(In thousands)
Financial assets:
Cash and cash equivalents	$19,083	$19,083	$-	$-	$19,083
Securities available for sale	4,174	-	4,174	-	4,174
Securities held to maturity	2,322	-	2,506	-	2,506
FHLB stock	3,111	3,111	-	-	3,111
Loans held for sale	769	780	-	-	780
Loans, net	161,120	-	-	165,806	165,806
Accrued interest receivable	627	627	-	-	627
Capitalized mortgage servicing rights	458	-	493	-	493

Financial liabilities:
Deposits	$151,085	$-	$151,277	$-	$151,277
Securities sold under agreements to repurchase	573	573	-	-	573
Long-term FHLB advances	25,121	-	25,660	-	25,660
Mortgagers’ escrow accounts	730	730	-	-	730
Accrued interest payable	79	79	-	-	79

(9)          Equity Incentive Plan

At March 31, 2012, the Company had one equity incentive plan, which was described more fully in Note 13 of the consolidated financial statements and notes thereto for the year ended December 31, 2011.

The following table presents the activity for the plan for the three months ended March 31, 2012:

	Stock Options
	Number of Shares	Weighted Average Exercise Price

Outstanding at beginning of year	41,498	$6.80
Granted	17,494	$6.90
Forfeited	(2,250)	$6.81

Outstanding at end of period	56,742	$6.83

Exercisable at end of period	14,704

Weighted average fair value of options granted during the period	$2.87

Options Outstanding			Options Exercisable
Number	Weighted-Average	Weighted	Number	Weighted
Outstanding	Remaining	Average	Exercisable	Average
as of 03/31/2012	Contractual Life	Exercise Price	as of 03/31/2012	Exercise Price

18,750	7.90 Years	$6.72	9,642	$6.72
20,498	8.90 Years	$6.88	5,062	$6.88
17,494	9.90 Years	$6.90	-	-
56,742	8.88 Years	$6.83	14,704	$6.78

	Non-vested
	Restricted Stock
	Number of Shares	Weighted Average Grant Date Value

Outstanding at beginning of year	36,552	$5.97
Granted	17,506	$6.25
Forfeited	(2,250)	$5.92
Vested	(9,758)	$5.87

Outstanding at end of period	42,050	$6.11

As of March 31, 2012, unrecognized share-based compensation expense related to non-vested options amounted to $110,000 and the unrecognized share-based compensation expense related to non-vested restricted stock amounted to $246,000. Both amounts are expected to be recognized over a weighted average period of 3.6 years.

For the three months ended March 31, 2012, the Company recognized compensation expense for stock options of $8,000 with a related tax benefit of $1,000. For the three months ended March 31, 2012, the Company recognized compensation expense for restricted stock awards of $17,000, with a related tax benefit of $7,000.

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

Operating results for the three months ended March 31, 2012 reflected a decline of $308 thousand, or 14.5% in net interest income year over year, as cash from loan payoffs flowed into short-term investments. The average balance of short-term investments for the three months ended March 31, 2012 was $21.8 million, compared to $428 thousand for the same period in 2011. Mortgage banking income increased $58 thousand, or 86.6% primarily due to the volume of residential loan sales. The Company continues to focus on generating commercial loan and core deposit growth, which we believe will build long-term shareholder value.

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

Comparison of Financial Condition at March 31, 2012 and December 31, 2011

Total assets increased $6.4 million, or 3.2%, to $205.8 million at March 31, 2012 from $199.4 million at December 31, 2011. The increase resulted from increases in cash and cash equivalents and securities, partially offset by a decrease in loans.

Cash and cash equivalents increased $8.0 million, or 42.2%, to $27.1 million at March 31, 2012 from $19.1 million at December 31, 2011. The increase in cash and cash equivalents resulted primarily from loan repayments and prepayments during the three months ended March 31, 2012, as well as an increase in deposits, and, specifically, increases in NOW accounts and money market deposit accounts.

Our total securities portfolio increased $3.6 million, or 56.1%, to $10.1 million at March 31, 2012 from $6.5 million at December 31, 2011. We used excess cash for securities purchases during the quarter ended March 31, 2012.

Loans (excluding loans held for sale) decreased $5.3 million, or 3.3%, to $157.5 million at March 31, 2012 from $162.8 million at December 31, 2011, due primarily to decreases in construction and commercial loans. Total commercial loans decreased $2.1 million, or 3.5%, to $57.3 million at March 31, 2012 from $59.4 million at December 31, 2011. Although we continue to emphasize the origination of commercial loans, despite the current competitive market, we have determined to maintain our historical underwriting standards instead of relaxing these standards and we have not reduced loan rates below levels at which we could not operate profitably. Construction loans decreased $3.1 million, or 13.5%, to $20.1 million at March 31, 2012 from $23.2 million at December 31, 2011, as residential housing units continued to be sold. The significant majority of our construction loans remain collateralized by residential real estate (96.9% at March 31, 2012 and 97.3% at December 31, 2011).

Deposits increased $4.1 million, or 2.7%, to $155.2 million at March 31, 2012 from $151.1 million at December 31, 2011. Our continued focus on generating lower-cost “core” deposits (which we define as non-certificate of deposit accounts) resulted in such core deposits increasing $4.2 million, or 4.0%, to $109.8 million at March 31, 2012 from $105.6 million at December 31, 2011, with such deposits representing 70.8% of our deposit portfolio at March 31, 2012 and 69.9% of our deposit portfolio at December 31, 2011.

Total borrowings were $25.5 million at March 31, 2012 compared to $25.7 million at December 31, 2011.

Stockholders’ equity increased $174,000 to $20.5 million at March 31, 2012 from $20.3 million at December 31, 2011. The increase resulted primarily from net income of $153,000 for the three months ended March 31, 2012.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan as of the dates indicated.

	At		At
	March 31,		December 31,
	2012		2011
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Residential loans:
One-to-four family	$62,770	39.86%	$62,613	38.46%
Home equity loans and lines of credit	16,914	10.74	17,118	10.51
Total residential mortgage loans	79,684	50.60	79,731	48.97

Commercial loans:
One-to-four family investment property	10,492	6.66	10,816	6.64
Multi-family real estate	11,829	7.51	13,037	8.01
Commercial real estate	26,741	16.98	25,399	15.60
Commercial business	8,225	5.22	10,137	6.23
Total commercial loans	57,287	36.37	59,389	36.48

Construction loans:
One-to-four family	9,718	6.17	11,941	7.33
Multi-family	9,750	6.19	10,656	6.55
Non-residential	629	0.40	629	0.39
Total construction loans	20,097	12.76	23,226	14.27

Consumer	423	0.27	451	0.28

Total loans	157,491	100.00%	162,797	100.00%

Other items:
Net deferred loan costs	166		147
Allowance for loan losses	(1,698)		(1,824)

Total loans, net	$155,959		$161,120

Asset Quality. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. Delinquent loans that are 90 days or more past due are generally considered non-performing assets.

	At March 31,	At December 31,
	2012	2011
	(Dollars in thousands)

Non-accrual loans:
Residential mortgage loans	$1,255	$696
Commercial loans	10	-
Construction loans	-	2,437
Consumer	-	-

Total non-accrual loans	1,265	3,133

Non-performing restructured loans	765	-

Total non-performing loans	2,030	3,133

Real estate owned	30	30

Total non-performing assets	$2,060	$3,163

Ratios:
Non-performing loans to total loans	1.29%	1.92%
Non-performing assets to total assets	1.00%	1.59%

Non-performing assets decreased $1.1 million to $2.1 million at March 31, 2012 compared to $3.2 million at December 31, 2011. The decrease in non-performing assets was primarily in construction loans, as units were sold and loans were brought current. Total non-performing assets represented 1.00% of total assets at March 31, 2012 and 1.59% of total assets at December 31, 2011.

Loans classified as substandard decreased $1.3 million to $6.5 million at March 31, 2012 from $7.8 at December 31, 2011. The decrease was primarily in construction loans reflecting the sale of units and the payoff of loans refinanced with another financial institution. All of these credits continue to be managed aggressively.

The allowance for loan losses was $1.7 million at March 31, 2012. Loan charge-offs were $192,000 and loan recoveries were $2,000 for the three months ended March 31, 2012, as compared to no loan charge-offs and loan recoveries of $4,000 for the same period in 2011. The allowance represented 1.08% of total loans at March 31, 2012 and 1.12% of total loans at December 31, 2011. At these levels, the allowance for loan losses as a percentage of non-performing loans was 83.65% at March 31, 2012 and 58.22% at December 31, 2011.

Comparison of Operating Results for the Three Months Ended March 31, 2012 and 2011

General. Net income decreased $179,000, or 53.9%, to $153,000 for the three months ended March 31, 2012 from $332,000 for the three months ended March 31, 2011. The decrease was due primarily to a decrease in net interest income, which was partially offset by an increase in non-interest income.

Interest and Dividend Income. Interest and dividend income decreased $476,000, or 17.0%, to $2.3 million for the three months ended March 31, 2012 from $2.8 million for the three months ended March 31, 2011. We experienced decreases in interest and dividend income from both loans and securities. Interest income on loans decreased $447,000, or 16.6%, to $2.3 million for the three months ended March 31, 2012 from $2.7 million for the three months ended March 31, 2011, due to a $22.5 million, or 12.3%, decrease in the average balance of loans as well as a 28 basis point decrease in yield to 5.62% for the three months ended March 31, 2012 from 5.90% for the three months ended March 31, 2011. We experienced decreases in loans through 2011 which, as noted above, continued through the quarter ended March 31, 2012, and the new loans we have been originating have been at lower interest rates due to continued low market interest rates.

Interest and dividend income on investment securities decreased $36,000, or 36.4%, to $63,000 for the three months ended March 31, 2012 from $99,000 for the three months ended March 31, 2011, due to decreases in both the yields earned on investment securities as well as the average balance of investment securities. As noted above, we have begun to increase our securities portfolio, which we allowed to decrease during the past several quarters, as maturities were used to fund loan demand.

Interest Expense. Interest expense decreased $168,000, or 25.1%, to $502,000 for the three months ended March 31, 2012 from $670,000 for the three months ended March 31, 2011. We experienced decreases in interest expense on both deposits and borrowings (primarily long-term Federal Home Loan Bank advances). Interest expense on deposits decreased $134,000, or 32.1%, to $283,000 for the three months ended March 31, 2012 from $417,000 for the three months ended March 31, 2011, due to a decrease in rates we paid on interest-bearing deposits.

The average rate we paid on interest-bearing deposits decreased to 0.83% for the three months ended March 31, 2012 compared to 1.24% for the three months ended March 31, 2011. We have been able to increase our lower cost “core” deposits, as described above, while also reducing rates in the current low interest rate environment.

Interest expense on Federal Home Loan Bank advances decreased $34,000, or 13.5%, to $218,000 for the three months ended March 31, 2012 from $252,000 for the three months ended March 31, 2011. The decrease was due to a decrease in the average balance, which decreased $9.2 million, or 26.8%, to $25.1 million for the three months ended March 31, 2012 from $34.3 million for the three months ended March 31, 2011. We have been able to reduce our reliance on borrowings, as we have had excess cash to fund our operations.

Net Interest Income. Net interest income decreased $308,000, or 14.5%, to $1.8 million for the three months ended March 31, 2012 compared to $2.1 million for the three months ended March 31, 2011. Our net interest margin decreased 55 basis points, to 3.79% for the three months ended March 31, 2012 compared to 4.34% for the three months ended March 31, 2011, as the yield we earned on interest-earning assets decreased 86 basis points to 4.84% for the three months ended March 31, 2012 compared to 5.70% for the three months ended March 31, 2011, while the rate we paid on interest-bearing liabilities decreased 34 basis points to 1.24% for the three months ended March 31, 2012 compared to 1.58% for the three months ended March 31, 2011.  Our net interest margin may continue to compress in the future due to current competitive pricing in our market area.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses quarterly, management analyzes several qualitative loan portfolio risk factors including but not limited to, charge-off history over a relevant period, changes in management or underwriting policies, current economic conditions, delinquency statistics, geographic and industry concentrations, the adequacy of the underlying collateral, the financial strength of the borrower and results of internal and external loan reviews. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. After an evaluation of these factors, we recorded a $64,000 provision for loan losses for each of the three months ended March 31, 2012 and 2011. The provisions recorded resulted in an allowance for loan losses of $1.7 million, or 1.08% of total loans and 83.65% of non-performing loans at March 31, 2012 compared to an allowance for loan losses of $1.8 million, or 1.12% of total loans and 58.22% of non-performing loans at December 31, 2011 and an allowance for loan losses of $1.7 million, or 0.94% of total loans and 231.98% of non-performing loans at March 31, 2011. We experienced $192,000 of charge-offs during the quarter ended March 31, 2012. In addition, non-performing loans decreased to $2.0 million at March 31, 2012 from $3.1 million at December 31, 2011.

Non-interest Income. Non-interest income increased $57,000, or 25.2%, to $283,000 for the three months ended March 31, 2012 from $226,000 for the three months ended March 31, 2011. Mortgage banking income increased $58,000, or 86.6%, to $125,000 for the three months ended March 31, 2012 from $67,000 for the three months ended March 31, 2011. We sold $8.4 million of loans during the three months ended March 31, 2012 compared to $2.7 million of such sales for the three months ended March 31, 2011.

Non-interest Expense. Non-interest expense increased $46,000, or 2.6%, totaling $1.8 million for each of the three months ended March 31, 2012 and 2011. There were no material changes in any categories of non-interest expense between the periods.

Income Tax Expense. Income tax expense was $80,000 for the three months ended March 31, 2012 compared to $198,000 for the three months ended March 31, 2011, reflecting a decrease in pre-tax income. The effective income tax rate was 34.3% for the three months ended March 31, 2012 compared to 37.4% for the three months ended March 31, 2011. The decrease in the effective rate for the three months ended March 31, 2012, compared to the effective tax rate for the three months ended March 31, 2011 was primarily due to income from bank-owned life insurance, which is non-taxable income, being a larger percentage of total income during the quarter ended March 31, 2012.

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

	At March 31,		Three Months Ended March 31,
	2012		2012			2011
		Weighted	Average			Average
	Outstanding	Average	Outstanding		Yield/	Outstanding		Yield/
	Balance	Rate	Balance	Interest	Rate (5)	Balance	Interest	Rate (5)
			(Dollars in thousands)
Interest-earning assets:
Loans	$158,321	5.53%	$160,275	$2,251	5.62%	$182,802	$2,698	5.90%
Investment securities (1)	13,001	2.89%	9,781	63	2.58%	12,889	99	3.07%
Short-term investments	24,777	0.23%	21,798	7	0.13%	428	-	0.00%
Total interest-earning assets	196,099	4.69%	191,854	2,321	4.84%	196,119	2,797	5.70%
Non-interest-earning assets	9,657		8,881	-		9,730	-
Total assets	$205,756		$200,735	2,321		$205,849	2,797

Interest-bearing liabilities:
Savings deposits	$11,992	0.17%	$11,553	6	0.21%	$12,159	6	0.20%
NOW accounts	20,802	0.32%	18,060	18	0.40%	14,525	16	0.44%
Money market accounts	61,261	0.51%	61,276	98	0.64%	57,413	129	0.90%
Certificates of deposit	45,412	1.42%	45,810	161	1.41%	50,640	266	2.10%
Total interest-bearing deposits	139,467	0.75%	136,699	283	0.83%	134,737	417	1.24%
FHLB advances	25,100	3.44%	25,109	218	3.47%	34,288	252	2.94%
Repurchase agreements	427	0.50%	481	1	0.83%	345	1	1.16%
Total interest-bearing liabilities	164,994	1.16%	162,289	502	1.24%	169,370	670	1.58%
Non-interest-bearing liabilities:
Demand deposits	15,766		15,829			15,294
Other non-interest-bearing liabilities	4,493		2,232			1,791
Total liabilities	185,253		180,350			186,455
Stockholders’ equity	20,503		20,385			19,394
Total liabilities and equity	$205,756		$200,735			$205,849

Net interest income				$1,819			$2,127
Net interest rate spread (2)		3.53%			3.60%			4.12%
Net interest-earning assets (3)	$31,105		$29,565			$26,749
Net interest margin (4)					3.79%			4.34%
Average of interest-earning assets to interest-bearing liabilities					118.22%			115.79%

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

(5)  Annualized.

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

	For the Three Months Ended March 31, 2012
	Compared to the Three Months Ended
	March 31, 2011
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In thousands)
Interest-earning assets:
Loans	$(332)	$(115)	$(447)
Investment securities	(24)	(12)	(36)
Short-term investments	-	7	7

Total interest-earning assets	(356)	(120)	(476)

Interest-bearing liabilities:
Savings deposits	-	-	-
NOW accounts	4	(2)	2
Money market accounts	9	(40)	(31)
Certificates of deposit	(25)	(80)	(105)

Total interest-bearing deposits	(12)	(122)	(134)

FHLB advances	(67)	33	(34)

Total interest-bearing liabilities	(79)	(89)	(168)

Change in net interest income	$(277)	$(31)	$(308)

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2012, cash and cash equivalents totaled $27.1 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $8.0 million at March 31, 2012. Our policies also allow for access to the wholesale funds market for up to 50.0% of total assets, or $102.9 million. At March 31, 2012, we had $25.1 million in FHLB advances outstanding and $896,000 in brokered certificates of deposit, allowing the Company access to an additional $76.9 million in wholesale funds based on policy guidelines.

At March 31, 2012, we had $12.9 million in loan commitments outstanding. In addition to commitments to originate loans, we had $17.5 million in unadvanced funds to borrowers.

Related to our secondary market activities, we had $3.9 million of forward loan sale commitments at March 31, 2012. These forward loan sale commitments were used to offset the interest rate risk associated with mortgage loans, which have had their interest rate locked by our customers.

Certificates of deposit due within one year of March 31, 2012 totaled $27.5 million, or 17.7% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit or other wholesale funding options. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2013. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

We have no material commitments or demands that are likely to affect our liquidity other than set forth below. In the event loan demand were to increase at a pace greater than expected, or any unforeseen demand or commitment were to occur, we would access our borrowing capacity with the FHLB and other wholesale market sources.

Our primary investing activities are the origination of loans and the purchase of securities. During the three months ended March 31, 2012, we originated $18.6 million of loans. We also sold $8.4 million in residential mortgage loans for the three months ended March 31, 2012.

Financing activities consist primarily of activity in deposit accounts, FHLB borrowings and advances and the sale of residential mortgages. We experienced a net decrease in total deposits of $4.1 million for the three months ended March 31, 2012. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive.

FHLB borrowings and advances reflected a net decrease of $21,000 during the three months ended March 31, 2012. FHLB borrowings and advances have primarily been used to fund loan demand.

Capital Management. The Bank is subject to various regulatory capital requirements including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2012, the Bank exceeded all of its regulatory capital requirements and is considered “well capitalized” under regulatory guidelines.

Periodically, the Office of the Thrift Supervision, as the former primary federal regulator of federal savings banks, recommended certain of those institutions take voluntary steps to reduce risk to the institutions and the federal deposit insurance fund. In light of the then-existing economic environment and our then-anticipated loan growth, the Office of the Thrift Supervision requested, and Georgetown Savings Bank’s Board of Directors agreed, in October 2008, to certain voluntary constraints on Georgetown Savings Bank’s leveraged growth strategy, which constraints have been modified over time. The voluntary constraints were as follows: (i) Georgetown Savings Bank will maintain a Tier 1 (core) capital ratio of at least 7.1%; and (ii) in the event the Tier 1 (core) capital ratio decreases below 7.5%, the ratio of “high-risk” loans, as defined, to Tier 1 (core) capital would not exceed 450%; the ratio of classified assets to Tier 1 (core) capital (plus the allowance for loan losses) would not exceed 15%; and the ratio of nonperforming assets to total assets would not exceed 1.5%. As of March 31, 2012, Georgetown Savings Bank was in compliance with the requested targets. As of March 31, 2012, Georgetown Bancorp, Inc. also had approximately $700,000 of cash available to downstream to Georgetown Savings Bank to support its future capital needs, if necessary. In April 2012, the Office of the Comptroller of the Currency advised Georgetown Savings Bank that it was no longer subject to the voluntary restraints.

Off-Balance Sheet Arrangements.        For the three months ended March 31, 2012, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Not applicable to smaller reporting companies.

Item 4.           Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure (1) that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms; and (2) that they are alerted in a timely manner about material information relating to the Company required to be filed in its periodic SEC filings.

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

Item 1A. Risk Factors

Other than as set forth in this Quarterly Report on Form 10-Q, there have been no material changes to the Risk Factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on March 30, 2012.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

a) Not applicable

b) Not applicable

c) The Company did not repurchase any shares during the quarter ended March 31, 2012.

Item 3.           Defaults Upon Senior Securities

None

Item 4.           Mine Safety Disclosures

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

Item 6.           Exhibits

31.1    Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2    Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.0  Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101  The following financial statements from Georgetown Bancorp Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed on May 15, 2012, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows, (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

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

GEORGETOWN BANCORP, INC.
(Registrant)

Date: May 15, 2012	/s/ Robert E. Balletto
Robert E. Balletto
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2012	/s/ Joseph W. Kennedy
Joseph W. Kennedy
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Accounting and Financial Officer)